Form 10QSB
period 1996-06-30
APPLIED COMPUTER TECHNOLOGY INC
filed 1996-09-09
CIK 946244

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549 FORM
                        10QSB
(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  June 30, 1996
                         OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______
Commission File Number: 33-95782-D

Applied Computer Technology, Inc.
(Exact name of registrant as specified in its charter)

Colorado                       84-1164570
(State of incorporation)  (I.R.S. Employer ID No.)

                     2573 Midpoint Drive
               Fort Collins, Colorado 80525
         (Address of principal executive offices)

                      (970) 490-1849
              (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.         Yes X
No___

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

As of July 31, 1996, the registrant had 3,040,000 shares of Common Stock, no par value, outstanding.


             APPLIED COMPUTER TECHNOLOGY, INC.

                        FORM 10-QSB

                           INDEX
                                                 Page Number
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets as of  June 30, 1996 and
     December 31,1995................................. 3-4

      Statements of Operations for the Three
     and Six Months Ended  June 30, 1996 and
      1995............................
      5

       Statements of Cash Flows for the Six
     Months Ended June 30, 1996 and
1995........................67

     Notes to the Financial

Statements..........................................8-

9 Item 2  Management's Discussion and Analysis of

   Financial Condition and Results of Operations

   10

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form

8K.......... 11

                         PART I.  FINANCIAL

INFORMATION Item 1.  Financial Statements

                         "APPLIED COMPUTER
TECHNOLOGY, INC."








                         BALANCE SHEETS








                              " March 31, "
"December 31,"
                              1996
                              1995 (unaudited)
                       ASSETS

CURRENT ASSETS:

     Cash                     " $          666,468 "
"
$
1,277,075 "
     Accounts receivable           "
2,202,579
"
"           1,780,054 "
     Inventories                   "
1,969,810
"
"           1,442,655 "
     Prepaid expenses              "
294,594
"
"              177,488 "
     Income tax refund receivable       "
101,200 " "              155,900 "
     Deferred income tax asset          "
18,700 "  "                18,700 "
     Other current assets               "
26,913 "  "                50,051 "
             Total current assets     "
5,280,264 "    "           4,901,923 "

PROPERTY AND EQUIPMENT - at cost:

     Office and computer equipment      "
1,164,374 "    "           1,025,000 "
     Vehicles                 "             109,325
"
"
109,325 "
     Promotion equipment           "
28,729
"    "                28,729 "
     Leasehold improvements        "
74,803
"    "                74,803 "
                              "          1,377,231
"
" 1,237,857 "
     Less accumulated depreciation      "
(450,151)"     "            (402,329)"
          Net property and equipment    "
927,080 " "              835,528 "
     OTHER ASSETS
      Trademarks (net of accumulated amortization
         "of $2160 in 1996 and $2,544 in 1995)
8,742 "   "                  9,126 "
     Deposits and other assets          "
18,427 "  "                15,429 "
               Total other assets  "
27,169
"    "                24,555 "

               Total assets        " $
6,234,513
"
" $        5,762,006 "

          The accompanying Notes are an integral
part of this financial statement

               "APPLIED COMPUTER TECHNOLOGY, INC."


                         BALANCE SHEETS
                     (continued)

                              " March 31, "
"December 31,"
                              1996
                              1995 (unaudited)

                         LIABILITIES AND
STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable              " $
856,020
"
" $           482,082 "
     Customer deposits             "
52,502
"    "                52,502 "
     Accrued liabilities           "
144,252
"
"              183,583 "
   Current portion of long-term liabilities     "
81,712 "  "              100,000 "
           Total current liabilities     "
1,134,486 "    "              818,167 "

LONG-TERM LIABILITIES:

     Notes Payable                 "
666,612
"
"              646,577 "
     Obligations under operating lease
" 5,359 " "                  5,500 "
     Deferred income tax liability      "
33,600 "  "                40,300 "
                              "
705,571
" " 692,377 "
     Less portion due within one year   "
(81,712)" "            (100,000)"
       Net long-term liabilities          "
623,859 " "              592,377 "
          Total Liabilities             "
1,758,345 "    "           1,410,544 "
STOCKHOLDERS' EQUITY
     "Preferred stock - no par value;
        5,000,000 shares" authorized; no
          shares issued
     "Common stock - no par value:
          25,000,000" "shares authorized:
          3,040,000 shares" issued and
          outstanding        "
4,023,852 "    "           4,023,852 "
     Other capital
115,032 "
"              115,032 "
     Retained earnings             "
337,284 "
"              212,578 "
          Total stockholders' equity    "
4,476,168 "    "           4,351,462 "

Total liabilities and stockholders' equity        "
$
6,234,513 "    " $        5,762,006 "
          The accompanying Notes are an integral
part of this financial statement


                                   "APPLIED COMPUTER
TECHNOLOGY, INC."

                                   STATEMENTS OF
CASH FLOWS

                                   Increase
(Decrease) in Cash and Cash Equivalents
                                   (Unaudited)


                                             Six
Months Ended
                                             "June
30,"

                                        1996
1995

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                   "
$
74,764 "       " $  108,027 "
     Adjustments to reconcile net income to net
        cash used by operating activities
               Depreciation
"
111,445 "      "57,682 "
               Amortization
690
450
               Provision for losses on accounts
receivable                         -         "7,409
"
               Common stock issued for  services
- -         "5,000 "

     Increase (decrease) from changes in assets and
          liabilities
                Accounts receivable
"          (22,495)"          "(1,071,234)"
               Inventories                        "
(410,722)"          "386,598 "
               Prepaid expenses and other current
assets                        "        (263,988)"
"(66,219)"
               Income tax refund receivable
"           36,265 "          -
             Deferred income tax asset
- -         "(17,200)"
               Other current assets
"           24,018 "
             Deposits and other assets
"            (6,149)"         "2,331 "
               Accounts payable
"         731,701 "      "(175,906)"
               Customer deposits
"          (52,502)"          "52,371 "
               Accrued liabilities
"          (26,953)"          "41,343 "
               Obligations under operating leases
(191)          (628)
               Deferred income tax liability
- -         "46,400 "
                    Net cash provided (used) by
                         operating activities
" $      195,883 "       " $(623,576)"



                                   The accompanying
Notes are an integral part of this financial statemnt
                                   "APPLIED COMPUTER
TECHNOLOGY, INC."

                                   STATEMENTS OF
CASH FLOWS


                                   Increase
(Decrease) in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)

                                              Six
Months Ended
                                             " June
30,  "

                                        1996
1995

CASH FLOWS FROM INVESTING ACTIVITIES
     Equipment acquisitions
" $     (999,205)"       " $(102,395)"
     Start up costs
"
(143,262)"                         -
          Net cash used by investing
activities "   (1,142,467)"   "   (102,395)"
CASH FLOWS FROM FINANCING ACTIVITIES
     Bank overdraft
- -         "     (67,364)"
      Payments on long-term borrowings
"          (72,309)"          "     (44,325)"
     Net short-term  borrowings
- -         "     453,440 "
     Net repayments from  related parties
"          (49,476)"          "       19,867
"
     Proceeds from the issuance of
         common stock warrants
- -         "     414,011 "
     Payment of offering costs
- -         "     (51,381)"
          Net cash provided (used) by
financing activities
"
(121,785)"          "     724,248 "


NET DECREASE IN CASH
     AND CASH EQUIVALENTS
"     (1,068,369)"       "       (1,723)"


CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD
"      1,277,075 "       "         3,867 "


CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                "
$
208,706 "      " $      2,144 "

                                   The accompanying
Notes are an integral part of this fina
"APPLIED COMPUTER TECHNOLOGY, INC."
                                   STATEMENTS OF
OPERATIONS
                                   (Unaudited)


                                    Three Months
Ended                    Six Months Ended
                              "June 30,"
"June 30,"          "June 30,"          "June 30,"
                              1996      1995
1996      1995

REVENUES                           " $ 3,574,056 "
" $   3,075,473 "        " $ 7,216,827 "          "
$   6,665,095 "

COST OF GOODS SOLD                           "
2,563,548 "         "      2,626,576 "       "
5,492,738 "         "      5,587,542 "

GROSS PROFIT                            "
1,010,508 "         "         448,897 "      "
1,724,089 "         "      1,077,553 "

OPERATING EXPENSES
     "Selling, general and administrative expenses"
"       933,992 "        "         321,255 "      "
1,595,186 "         "         805,736 "
     Provision for doubtful accounts receivable
- -          -                  "             7,409 "
     Research and development expenses
- -          -                  "           11,787 "
          Total Operating Expenses
"       933,992 "        "         321,255 "      "
1,595,186 "         "         824,932 "

INCOME FROM OPERATIONS                            "
76,516 "       "         127,642 "      "
128,903 "      "         252,621 "

OTHER INCOME (EXPENSE):
     Other income (expense)                       "
(8,393)"       "             9,227 "         "
7,017 "        "           23,089 "
     Interest income (expense)
"           1,787 "      "         (53,182)"      "
(24,333)"      "       (109,583)"
          Net other income (expense)
"         (6,606)"       "         (43,955)"      "
(17,316)"      "         (86,494)"

INCOME BEFORE INCOME TAXES
"         69,910 "       "83,687 "      "
111,587 "      "166,127 "

INCOME TAX EXPENSE                           "
23,070 "       "           58,100 "          "
36,823 "       "           58,100 "

NET INCOME                              " $
46,840 "       " $        25,587 "      " $
74,764 "       " $      108,027 "

PRO FORMA INFORMATION
     Net income before income taxes
" $      69,910 "        " $        83,687 "      "
$    111,587 "      " $      166,127 "
     Income tax expense                      "
23,070 "       "           41,750 "          "
36,823 "       "           72,500 "

     Net income                         " $
46,840 "       " $        41,937 "      " $
74,764 "       " $        93,627 "

     Earnings per common share
          Primary                  $0.02           $
0.03            $          0.03          $
0.04
          Fully diluted                 $0.02
$            0.03         $          0.03          $
0.04

     Shares used in computing earnings per common
share
          Primary                  "    3,312,500 "
"1,629,780 "        "    3,362,500 "
"2,096,666 "
          Fully diluted                 "
3,312,500 "         "      1,629,780 "       "
3,362,500 "         "      2,096,666 "

                    The accompanying Notes are an
integral part of this financial statement






              APPLIED COMPUTER TECHNOLOGY, INC.

               NOTES TO FINANCIAL STATEMENTS
              Six months ended June 30, 1996


NOTE 1 - CERTAIN FINANCIAL POLICIES

     Financial Information. The unaudited interim financial statements of Applied Computer Technology, Inc. have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission applicable to Regulation S-
B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB.

      In the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of the interim periods, such adjustments being of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.
      Pro forma  earnings per common  share.   Pursuant  to
Securities and      Exchange  Commission   Staff   Accounting
Bulletins common
shares issued at prices substantially less than the offering price of the Company's initial public offering ($3.50 per share), plus the number of common equivalent shares issuable pursuant to stock options granted at prices substantially less than such price, using the treasury stock method, have been included in the number of shares used in the calculation of
pro forma                          net  income (loss) per share
as if they were outstanding
for all periods presented.

     Income Taxes. During June 1995, the Company terminated its election under Subchapter S of the Internal Revenue Code. Pro forma net income and earnings (loss) per common share have been determined assuming the Company had been taxed under Subchapter C of the Internal Revenue Code for federal and state income tax purposes for all periods presented.
      Commencing in the second quarter of 1995, the Company recognized deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or
settled.   The effect on deferred tax assets and liabilities of
a change in tax rates is recognized in income in the period that includes the enactment date.
NOTE 2 - INVENTORIES
     Inventories consist of the following:

                                  June 30, 1996  December 31,
      1995 Computer components,
      peripherals and software     $1,541,802        $1,338,655
      Completed computer systems      207,575
      Contracts in process            104,000          104,000

                                  $1,853,377      $ 1,442,655

NOTE 3 - START-UP COSTS

The Company has deferred start-up costs, including telephone access fees, printing, and legal fees of approximately $76,665 associated with the development of business operations as an internet access provider; deferred organizational costs of approximately $7,720 associated with the development of business operations for the Company's Asian purchasing subsidiary; and deferred start-up costs including salaries and associated indirect costs, consulting fees, and design fees of approximately $58,877 associated with the planned opening of the Company's new Tabor Center Business Center. As of June 30, 1996, internet access operations had not commenced; the Company's Asian purchasing office was still being organized; and the Tabor Center Business Center had not opened and, accordingly, no amortization has been recorded for the start-up and organizational costs.

NOTE 4 - OBLIGATIONS UNDER CAPITAL LEASES

     The Company leases certain computer equipment under a noncancellable lease agreement. The agreement provides that the Company pay the taxes, insurance and maintenance expenses related to the equipment.
 Future minimum lease payments under the capital lease are as follows.

     Year
     1996                                    $ 22,738
     1997
45,476
     1998
45,476
     1999
45,476
     2000..................................
     45,476
      Thereafter................................
     4,590
          Total minimum lease payments
          209,232 Less amount representing interest
          44,440 Present value of net minimum lease
            payments
            $164,792

         MANAGEMENT'S DISCUSSION AND ANALYSIS


General


   Revenues from product and system sales are recognized when title to the product or system passes to the customer.

Results of Operations

Quarters ended June 30, 1996 and 1995


     The  company  reported net income of $46,840  for  the
quarter ended June 30, 1996 compared to $41,937 for the similar period in 1995. Revenues increased $498,583 or approximately 16% from the similar period in 1995, and the gross profit margin increased from approximately 15% to approximately 28% of revenues compared to the period in 1995 primarily due to higher gross
profit margins on sales  of hardware  products.   Selling,
general and administrative expenses increased by $612,737 from the similar period in 1995 primarily due to increased sales and marketing expenses.
Liquidity and Capital Resources
     As of June 30, 1996, the company's principal sources of liquidity were its cash of $208,706, accounts receivable of
$1,802,549,   and inventory   of   $1,853,377,   totalling
$3,864,632.  The company's
current liabilities at June 30, 1996 were $1,439,891 and its current ratio was approximately 3.1:1. Accounts receivable and inventories increased during the six months ended June 30, 1996 by $432,217 primarily due to increased sales activities during the period including and increase of $207,575 in finished goods inventory. Prepaid expenses increased by $263,988 during the six months ended June 30, 1996 primarily due to prepayments required under acquisition agreements, training tuition and marketing materials agreements, and credits due from vendors. Office and computer equipment increased by $1,221,216 during the six months ended June 30, 1996 primarily due to expansion of the company's internal systems including the purchase of office and computer equipment including internet access equipment. Office and computer equipment also includes the capitalization of approximately $267,488 in salaries and associated indirect costs. Accounts payable increased by $731,701 during the six months ended June 30, 1996 primarily to expanded credit offered to the company by its suppliers.

                 PART II.  OTHER INFORMATION
Item 6.        Exhibits and Reports on Form 8-K
          (a) There are no exhibits filed as a part of this report. (b) There were no reports on Form 8-K filed during the quarter ended June 30, 1996

                        SIGNATURES
      Pursuant  to  the  requirement of the  Securities  and
Exchange Act of 1934, the registrant has duly  caused  this
report to  be signed  on  its behalf  by  the  undersigned
thereunto duly authorized.
                    APPLIED COMPUTER TECHNOLOGY,
                    INC. By /s/ Wiley E.
                    Prentice, Jr.
                         Wiley E. Prentice, Jr.
                         President, CEO, and
                         Chairman
                          of the Board of
                    Directors By /s/ Robert
                    Oliphant
                         Robert
                         Oliphant
                         Chief
                         Financial
                          Officer,

                          Treasurer

                          and Director

Date:     September 6, 1996