Form 10QSB/A
period 1996-03-31
APPLIED COMPUTER TECHNOLOGY INC
filed 1996-09-11
CIK 946244

SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
             20549
                    FORM 10-QSBA
(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended:  March 31, 1996
                         OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

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

      Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.              Yes
X  No___

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

 As of April 30, 1996, the registrant had 3,040,000 shares of Common Stock, no par value, outstanding.

APPLIED COMPUTER TECHNOLOGY, INC.
FORM 10-QSBA
INDEX

                                                            Page Number
 PART I.  FINANCIAL INFORMATION
     Item 1. Financial Statements
             Balance Sheets as of March 31, 1996 and December 31,1995
3-
4

          Statements of Operations for the
             Three Months Ended  March 31, 1996 and
             1995....................................
             .. 5

             Statements of Cash Flows for the Three
             Months Ended March 31, 1996 and
1995........................
6-
7

                            Notes to the Financial
              Statements...............................
              .. ..
              89
     Item 2. Management's Discussion and Analysis
          of Financial Condition and Results of
Operations   .............................
10
PART II.  OTHER INFORMATION

          Item 6.  Exhibits and
Reports on Form 8-K..... 11 2
                        PART I.
FINANCIAL INFORMATION Item 1.
Financial Statements
APPLIED COMPUTER TECHNOLOGY,
 INC. BALANCE SHEETS
                               March 31,
                              December 31,
                               1996            1995
                               (unaudited)
                ASSETS
CURRENT ASSETS:

     Cash                      $  666,468
$1,277,075
     Accounts receivable        2,202,579
1,780,054
     Inventories                1,798,794
1,442,655
     Prepaid expenses             294,594
177,488
     Income tax refund
       receivable                 155,900
155,900
Deferred income tax asset          18,700
18,700
 Other current assets              26,913
50,051
      Total current assets      5,163,948       4,901,923

PROPERTY AND EQUIPMENT - at cost:

     Office and computer
      equipment               1,204,361
1,025,000
     Vehicles                 109,325             109,325
     Promotion equipment       28,729             28,729
   Leasehold improvements   74,803               74,803

                              1,417,218       1,237,857
     Less accumulated
      depreciation            (450,151)        (402,329)
     Net property and
      equipment               967,067            835,528

     OTHER ASSETS

      Trademarks (net of accumulated
      amortization of $2,160 in 1996
      and $2,544 in 1995)          8,742            9,126
     Deposits and other assets     18,427         15,429
          Total other assets       27,169         24,555

Total assets                   $6,158,184
$5,762,006

The accompanying Notes are an integral part of this financial statement
APPLIED COMPUTER
TECHNOLOGY, INC.
                         BALANCE SHEETS
                      (continued)

                               March 31,     December31,
                              1996              1995
                               (unaudited)


                         LIABILITIES AND STOCKHOLDERS'
EQUITY

CURRENT LIABILITIES:

     Accounts payable           $856,020      $   482,082
     Customer deposits         52,502             52,502
     Accrued liabilities       144,252             183,583
     Current income taxes
      payable                  13,753                  -
      Current portion of
      long-term liabilities    81,712            100,000

     Total current liabilities 1,148,239       818,167

LONG-TERM LIABILITIES:

     Notes Payable             666,612           646,577
     Obligations under
      operating lease          5,359                5,500
     Deferred income tax
      liability               40,300              40,300
                              712,271              692,377

Less portion due within
  one year                     (81,712)         (100,000)
     Net long-term
      liabilities              630,559           592,377
      Total Liabilities       1,778,798         1,410,544

STOCKHOLDERS' EQUITY
Preferred stock - no par value;
 5,000,000 shares authorized;
 no shares issued
Common stock - no par value:
25,000,000 shares authorized:
 3,040,000 shares issued and
 outstanding                  4,023,852           4,023,852
     Other capital              115,032             115,032
     Retained earnings          240,502             212,578
      Total stockholders'
      equity                   4,379,386          4,351,462
Total liabilities and
stockholders' equity         $6,158,184         $5,762,006

The accompanying Notes are an integral part of this financial statement
APPLIED COMPUTER TECHNOLOGY, INC.
 STATEMENTS OF OPERATIONS

                              Three months ended
                               March 31,
                            1996            1995
                          (unaudited)   (unaudited)

REVENUES                  $ 3,642,771    $3,589,622
COST OF GOODS SOLD          2,798,161     2,960,966
GROSS PROFIT                  844,610      628,656
OPERATING EXPENSES
Selling, general and
administrative expenses      661,194       503,677

     Total Operating Expenses 661,194      503,677
INCOME FROM OPERATIONS        183,416      124,979
OTHER INCOME (EXPENSE):
     Other income             15,410        13,862
     Interest expense         (26,120)     (56,401)
          Net other income
           (expense)          (10,710)     (42,539)

NET INCOME BEFORE INCOME
TAXES                        172,706        82,440

INCOME TAX EXPENSE            (48,000)         -

NET INCOME                    $124,706    $82,440

PRO FORMA INFORMATION
     Net income before
    income taxes                 $  172,706  $82,440
     Income tax expense           $48,000     30,750

     Net income               $124,706        $51,690

Earnings per common share
          Primary              $0.04          $0.03
     Fully diluted             $0.04          $0.03

Shares used in computing
 earnings per common share
    Primary                   3,217,641    1,890,000
    Fully diluted             3,306,718    1,961,786

The accompanying Notes are an integral part of this financial statement
             APPLIED COMPUTER TECHNOLOGY, INC.
             STATEMENTS OF CASH FLOWS
      Increase (Decrease) in Cash and Cash Equivalents


                                        Three months ended
                                        March 31,

                                   1996                1995
                                    (unaudited)
(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                       $27,924      $82,440
     Adjustments to reconcile net
      income to net cash used by
      operating activities
          Depreciation                  47,822      28,772
          Amortization                     384         270
          Provision for losses on
           accounts receivable               -      (8,265)
          Common stock issued for
           services                          -        5000
Increase (decrease) from changes in
 assets and liabilities
    Accounts receivable            (422,525)      (919,488)
    Inventories                    (396,126)        361,112
    Prepaid expenses and other
     current assets                (93,968)       (11,630)
    Deposits and other assets      (2,998)        2,331
    Accounts payable               373,938        339,825
    Customer deposits                   -         (10,401)
    Accrued liabilities            (39,331)       18,433
    Current income taxes payable   13,753              -
    Obligations under operating
     leases                        $  (141)        (286)
      Net cash used by
      operating activities         $ (491,268)  $(111,887)

The accompanying Notes are an integral part of this financial statemnt APPLIED COMPUTER
TECHNOLOGY, INC.

               STATEMENTS OF CASH FLOWS
          Increase (Decrease) in Cash and Cash Equivalents
                   (continued)


                                   Three months ended
                                        March 31,

                                1996         1995
                             (unaudited)   (unaudited)

CASH FLOWS FROM INVESTING ACTIVITIES
     Equipment acquisitions        $(94,374)    $(1,848)
     Net cash used by investing     (94,374)     (1,848)


CASH FLOWS FROM FINANCING ACTIVITIES

      Increase (reduction) in
     bank overdraft                     -      (259,911)
    Payments on long-term
     borrowings                    (24,965)     (23,762)
    Net short-term  borrowings          -         372,681
    Net repayments from related
    parties                             -         33,972
    Payment of offering costs           -         (6,394)
     Net cash provided by financing
     activities                    (24,965)       116,586


NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS          (610,607)        2,851


CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD           1,277,075        3,867
CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                 $666,468       $ 6,718

The accompanying Notes are an integral part of this financial statement APPLIED COMPUTER TECHNOLOGY, INC. NOTES TO FINANCIAL
STATEMENTS
         Three months ended March 31, 1996

NOTE 1 - CERTAIN FINANCIAL POLICIES

     Financial Information. The unaudited interim financial statements of Applied Computer Technology, Inc. have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission applicable to Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10 KSB.
     In the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of the interim periods, such adjustments being of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.
     Pro forma earnings per common share. Pursuant to Securities and Exchange Commission Staff Accounting Bulletins common shares issued at prices substantially less than the offering price of the Company's initial public offering ($3.50 per share), plus the number of common equivalent shares issuable pursuant to stock options granted at prices substantially less than such price, using the treasury stock method, have been included in the number of shares used in the calculation of pro forma net income (loss) per share as if they were outstanding for all periods presented.
    Income Taxes. No provision for income taxes have been made in the financial statements for the quarter ended March 31, 1995 because the Company had elected under Subchapter S of the Internal Revenue Code to have its income taxed directly to its stockholders.
    During June 1995, the Company terminated its election under Subchapter S of the Internal Revenue Code. Pro forma net income and earnings (loss) per common share have been determined assuming the Company had been taxed under Subchapter C of the Internal Revenue Code for federal and state income tax purposes for all periods presented.
    Commencing in the second quarter of 1995, the Company

recognized deferred tax assets and liabilities  for future tax consequences attributable to differences between  the financial statement carrying amounts of existing assets  and liabilities  and their respective tax basis.  Deferred  tax assets and liabilities are measured using enacted tax  rates expected  to apply to taxable income in the years in which those temporary differences are expected to be recovered  or settled. The effect on deferred tax assets and liabilities of  a change  in tax rates is recognized in income  in  the period that includes the enactment date.

NOTE 2 - INVENTORIES

Inventories consist of the following:

                                   March 31, 1996  December 31,
      1995 Computer components,
       peripherals                 $ 1,647,774       $ 1,338,655
         and software
      Completed computer systems       47,020               -
      Contracts  in process            104,000         104,000

                                   $   1,798,794       $1,442,655


NOTE 3 - RESTATEMENT
      Subsequent to the issuance of the financial statement at March 31, 1996 and for the three months then ended, management discovered an overstatement of inventories of $171,016, a corresponding understatement of cost of sales of $131,029, and an understatement of office and computer equipment of $39,987. The financial statements have been restated to decrease total assets by $76,329, increase total liabilities by $20,453 and decrease net income by $96,782 to record the overstatement, net of income tax effects.
    The company hired a Controller during its first quarter ended March 31, 1996, who identified this overstatement subsequent to the issuance of the financial statement at March 31, 1996 and
for the three months then ended.   With the  control measures that
the company now has in place, the company does not expect such variances in the future.


Item 2.
       MANAGEMENT'S DISCUSSION AND ANALYSIS
General

  Revenues from product and system sales are recognized when title to the product or system passes to the customer.

Results of Operations

Quarters ended March 31, 1996 and 1995

    The Company reported net income of $27,924 for the quarter ended March 31, 1996 compared to $51,690 for the similar period in 1995. Revenues increased slightly in 1996 by $53,149, and the gross profit margin increased to approximately 19.6% in 1996 compared to approximately 17.5% during the 1995 quarter, primarily due to the increased component of networking, training and service revenues which carry a higher gross profit margin than sales of hardware. Selling, general and administrative expenses increased by $157,517 from one year ago primarily due to increased sales and marketing activities.

Liquidity and Capital Resources

   As  of March 31, 1996, the company's principal  sources of liquidity were its cash of $666,468, accounts receivable of
$2,202,579,   and  inventory of $1,798,794  totaling $4,667,841.
The company's total current liabilities at March 31, 1996 were $1,148,239 and its current ratio was approximately 4.5:1.

    Accounts  receivable increased by $422,525 during the quarter

ended  March  31,  1996  due  to  large sales     to government

accounts at the end of the period. Inventories increased  during the quarter by $356,139 due to  increased purchases  of  components to achieve certain large  quantity purchase discounts. Accounts payable increased by $373,938 due to the higher volume of inventory purchases during  the quarter and extended credit terms from vendors.

            PART II.  OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

          (a) There are no exhibits filed as a part of this report. (b) There were no reports on Form 8-K filed during the quarter ended March 31, 1996

                    SIGNATURES

     Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  APPLIED COMPUTER TECHNOLOGY, INC.



                   By  s/s Wiley E. Prentice, Jr.
                    Wiley E. Prentice, Jr.
                    President, CEO, and Chairman of the Board of Directors

                    By  s/s Robert Oliphant
                    Robert Oliphant
                    Chief Financial Officer,Treasurer and Director

Date:     September 10, 1996