Form 10QSB
period 1996-09-30
APPLIED COMPUTER TECHNOLOGY INC
filed 1996-11-21
CIK 946244

SECURITIES AND EXCHANGE
              COMMISSION Washington, D.C.
              20549

                         FORM 10-QSB
(Mark One

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
    For the Quarterly Period Ended:  September 30, 1996
                            OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ______ to ______
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

      Indicate by check mark whether the Registrant (1)
has filed all reports to be filed by Section 13 or 15(d)
of the Securities  Exchange   Act of 1934 during  the
preceding  12 months  (or for such shorter period that
the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the
past 90 days.
                      Yes   X  No  ___

      As of October 31, 1996, the Company had 3,040,000 shares of Common Stock, no par value, issued and outstanding.

     Transitional Small Business Disclosure Format

                          Yes       No  X


                APPLIED COMPUTER TECHNOLOGY, INC.

                           FORM 10-QSB

                              INDEX
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
        Balance Sheets as of  September 30, 1996 and December
31,1995.....................................................
                                         ................3-4

Statements of Operations for the Three and
Nine Months Ended September 30, 1996 and
1995......................................................5

Statements of Cash Flows for the Nine Months
Ended September 30, 1996 and 1995...........................6-7

Notes to the Financial Statements............................8-9

Item 2 Management's Discussion and Analysis of
       Financial Condition and Results of Operations
                              ............................10

PART II.  OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K...           ...11


          PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         APPLIED COMPUTER TECHNOLOGY, INC.
                               BALANCE SHEETS

                              September 30,    December 31,
                                1996            1995
                               (unaudited)
                         ASSETS
CURRENT ASSETS
     Cash                    $  183,247         $1,277,075
     Accounts receivable        2,341,114      1,780,054
     Inventories                2,587,894      1,442,655
     Prepaid expenses            343,127          177,488
     Income tax refund receivable    -            155,900
     Deferred income tax asset   18,700            18,700
     Other current assets        8,736            50,051
          Total current assets  5,482,818      4,901,923

ADVANCES TO RELATED PARTIES        54,476               -

PROPERTY AND EQUIPMENT - at cost
Office and computer equipment    1,919,118   1,025,000
Vehicles                         156,487       109,325
     Promotion equipment         30,698        28,729
     Leasehold improvements       84,957       74,803
                               2,191,260    1,237,857
 Less accumulated depreciation  (360,766)   (402,329)
     Net property and equipment  1,830,494    835,528

OTHER ASSETS
Trademarks (net of accumulated
amortization of $3,492 in 1996
and $2,544 in 1995)                 9,860         9,126
    Start-up costs                231,617             -
     Deferred offering costs      36,392              -
     Deposits and other assets    18,082       15,429
Total other assets               295,951       24,555

     Total assets               $7,663,739   $5,762,006

The accompanying Notes are an integral part of this financial statement


                         APPLIED COMPUTER TECHNOLOGY, INC.

                         BALANCE SHEETS
                         (continued)

                               September 30,         December
                                   31, 1996            1995
                           (unaudited)

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Notes payable           $ 1,030,949          $     -
     Accounts payable            621,445          482,082
     Customer deposits              -             52,502
     Income taxes payable       160,023                -
     Accrued liabilities        230,741           183,583
     Current portion of
     long-term liabilities       34,715           100,000
     Total current liabilities  2,077,873          818,167


LONG-TERM LIABILITIES

     Notes payable               613,136          646,577
     Obligations under
     capital lease            157,697                  -
     Obligations under
     operating lease           5,309              5,500
    Deferred income tax
      liability                40,300             40,300
                             816,442               692,377
Less portion due within
 one year                   (34,715)              (100,000)
Net long-term liabilities    781,727               592,377
          Total liabilities  2,859,600            1,410,544

STOCKHOLDERS' EQUITY
Preferred stock - no par value;
 5,000,000 shares authorized;
 no shares issued
 Common stock - no par value:
  25,000,000 shares authorized:
  3,040,000 shares
issued and outstanding         4,023,852          4,023,852
     Other capital            115,032              115,032
     Retained earnings        665,255             212,578
Total stockholders' equity      4,804,139           4,351,462

Total liabilities and
 stockholders' equity        $7,663,739           $5,762,006

                         The accompanying Notes are an integral part
of this financial statement


APPLIED COMPUTER TECHNOLOGY, INC.
STATEMENTS OF OPERATIONS
(Unaudited)


                     Three Months Ended             Nine Months Ended
              September 30, September 30, September 30, September 30,
              1996      1995                     1996      1995

REVENUES      $  9,126,163  $ 7,851,007        $16,342,991 14,516,102
COST OF GOODS
 SOLD         7,168,441      6,553,138       12,661,179  12,140,680

GROSS PROFIT   1,957,722     1,297,869        3,681,812     2,375,422
OPERATING EXPENSES
Selling, general and
 administrative
 expenses     1,355,531      564,687            2,950,719   1,377,832
Research and
 development
 expenses         -         5,894                 -          17,681
Total Operating
 Expenses     1,355,531    570,581             2,950,719
1,395,513

INCOME FROM
 OPERATIONS     602,191    727,288               731,093    979,909

OTHER INCOME (EXPENSE):
Other income
 (expense)       4,474       9,444                11,491     32,533
Interest income
 (expense)    (68,726)    (106,210)               (93,059)
(215,793)
Net other income
 (expense)     (64,252)    (96,766)               (81,568)
(183,260)

INCOME BEFORE
 INCOME TAXES  537,939     630,522                649,525     796,649

INCOME TAX
 EXPENSE      160,023      220,727                196,846   278,827

NET INCOME   $  377,916  $   409,795              $452,679   $
517,822

PRO FORMA INFORMATION
Net income before
 income taxes $  537,939  $  630,522              $649,525   $
796,649
Income tax
 expense        160,023     227,000               196,846   299,500

Net income   $ 377,916    $ 403,522             $452,679   $  497,149

Earnings per common share
Primary     $0.12       $ 0.19                    $0.15    $ 0.23
Fully diluted$0.12    $  0.19                     $0.15    $ 0.23

Shares used in
 computing
 earnings per
 common share
Primary      3,328,443  2,158,214            3,339,109      2,158,214
Fully diluted 3,328,443   2,158,214          3,339,109      2,158,214

                    The accompanying Notes are an integral part of this financial statement
                                   APPLIED COMPUTER TECHNOLOGY, INC.
                                   STATEMENTS OF CASH FLOWS

                    Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)


                                             Nine Months Ended
                                             September 30,

                                        1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                          $     452,679     $517,822
Adjustments to reconcile
 net income to net
cash used by operating activities
Depreciation                             233,016       86,032
Amortization                                 948         720
Provision for losses on accounts
 receivable                                  -        19,454
Common stock issued for  services            -         5,000
(Gain) loss from disposition of assets    160,961      (13,500)

Increase (decrease) from changes
 in assets and liabilities
 Accounts receivable                   (561,060)       (733,238)
Inventories                         (1,145,239)        (779,132)
Prepaid expenses                   (165,639)           (11,871)
Income tax refund receivable        155,900                 -
Deferred income tax asset                -             (17,200)
Other current assets                  41,315           48,035
Deposits and other assets              (2,653)         (169)
Accounts payable                   139,363             158,575
Customer deposits                   (52,502)           (55,814)
Income taxes payable                160,023                 0
Accrued liabilities                (18,127)            243,889
Obligations under operating leases      (191)               (802)
Deferred income tax liability            -                  38,100
Net cash provided (used) by
operating activities          $   (601,206)            $ (494,099)

The accompanying Notes are an integral part of this financial statemnt
                              APPLIED COMPUTER TECHNOLOGY, INC.

                              STATEMENTS OF CASH FLOWS

                   Increase (Decrease) in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)

                                              Nine Months Ended
                                              September 30,

                                        1996                1995

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment acquisitions   $  (1,146,649)  $ (123,113)
Start up costs                         (231,617)            -
Payment for trademarks                   (1,682)            -
Net cash used by investing activities   (1,379,948)    (123,113)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on obligations
 under capital lease                    (19,314)            -
Bank overdraft                              -          (108,308)
Principal payments on long-term
 borrowings                        (33,441)          (65,258)
Net short-term  borrowings        1,030,949            426,563
Dividend payments                        -             (3,426)
Loans to related parties            (54,476)                -
Proceeds from the issuance of
    common stock warrants                -             476,511
    Payment of offering costs       (36,392)            (107,030)
Net cash provided (used)
 by financing activities           887,326             619,052

NET DECREASE IN CASH
AND CASH EQUIVALENTS              1,093,828            1,840

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                1,277,075           3,867

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD              $   183,247            $5,707

The accompanying Notes are an integral part of this financial statement

              APPLIED COMPUTER TECHNOLOGY, INC.

                NOTES TO FINANCIAL STATEMENTS Nine months ended
                  September 30, 1996


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

NOTE 2 - INVENTORIES

     Inventories consist of the following:

                               September 30, 1996 December 31, 1995
Computer  components,
peripherals and software           $2,467,161          $1,338,655

Completed  computer  systems       16,733                   -
Contracts in  process              104,000             104,000
                   Total           $2,587,894          $1,442,655

NOTE 3 - START-UP COSTS

   The Company has deferred start-up costs, including telephone access fees, printing, legal fees, and salaries and associated indirect costs of approximately $97,386 associated with the development of business operations as an internet access provider; deferred organizational costs of approximately $11,412 associated with the development of business operations for the Company's Asian purchasing subsidiary; and deferred start-up costs including salaries and associated indirect costs, consulting fees, design fees of approximately $122,819 associated with the company's new marketing plan which will be implemented in connection with the planned opening of the Company's new Tabor Center Business Center. As of September 30, 1996, internet access operations had not commenced; the Company's Asian purchasing office was still being organized; and the Tabor Center Business Center had not opened and, accordingly, no amortization has been recorded for the start-up and organizational costs.

NOTE 4 - OBLIGATIONS UNDER CAPITAL LEASES

     The Company leases certain computer equipment under a noncancellable lease agreement. The agreement provides that the Company pay the taxes, insurance and maintenance expenses related to the equipment.
 Future minimum lease payments under the capital lease are as follows.

          Year
          1996                                   $11,370
          1997                                    45,476
          1998                                    45,476
          1999                                    45,476
          2000                                    45,476
          Thereafter                              4,590
Total minimum lease payments                      197,864
Less amount representing interest                 39,365
Present value of net minimum lease payments       $158,499


Item 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS


General
      Revenues from product and system sales are recognized when title to the product or system passes to the customer.

Results of Operations

Quarters ended September 30, 1996 and 1995

   The  company reported net income of $377,916  for
the quarter  ended September 30, 1996 compared to $409,795  for the
similar   period  in  1995. Revenues  increased   by $1,275,156 or
approximately 17% from the similar period in 1995, and gross profit margin decreased by approximately 5% (from approximately 16.5% to 21.4%), primarily due to an adjustment in valuation of Property and equipment. Selling, general and administrative expenses increased by $790,844 from the similar period in 1995 primarily due to increased sales and marketing expenses.

Liquidity and Capital Resources

As  of  September  30, 1996, the  company'sprincipal sources  of
liquidity were its cash of $183,247,  accounts receivable          of
$2,341,114, inventory  of  $2,587,894.   The company's  current
liabilities at September  30,  1996 were $2,077,873          and  its
current ratio was approximately 2.6:1. Accounts receivable and inventories increased during the nine months ended September 30, 1996
by $1,706,299 primarily due  to  increased  sales   activities  during
the period. Prepaid expenses increased by $165,639 during the nine months ended September 30, 1996 primarily due to prepayments required under acquisition agreements, training tuition and marketing
materials agreements,  and  credits   due   from vendors. Office  and
computer  equipment  increased   by $894,118  during  the nine months
ended September 30, 1996 primarily due to expansion of the company's internal systems including the purchase of office and computer equipment including internet access equipment. Office and computer equipment also includes the capitalization of approximately $107,026
in   salaries  and associated  indirect   costs. Accounts  payable
increased by  $139,363  during  the nine months ended September 30,
1996 primarily to expanded credit offered    to  the  company  by  its
suppliers.    Long-term liabilities   increased  by  $189,350
primarily   due to obligations under a capital lease of $157,697.

              PART II.  OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K
          (a)  There are no exhibits filed as a part of this report.
          (b) On September 19, 1996 the Company filed an 8K report concerning the fact that the Company's Independent Certified Public Accountants declined to stand for reelection as the Company's auditors for the fiscal year ending December 31, 1996.
               On November 8, 1996 the Company filed an 8K report concerning the fact that the Company has retained Grant Thornton LLP as the Company's Independent Certified Public Accountants. In this regard, Grant Thornton LLP replaced Brock and Company CPA,s, P.C. as the Company's certifying public accountants.



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

                    APPLIED COMPUTER TECHNOLOGY, INC.
                  By /s/ Wiley E. Prentice, Jr. Wiley E. Prentice, Jr. President, CEO, and Chairman of the Board of
                 Directors

               By /s/ R. Scott Goering
               R. Scott Goering
                    Controller

Date:     November 21, 1996