Form 10KSB
period 1996-12-31
APPLIED COMPUTER TECHNOLOGY INC
filed 1997-05-05
CIK 946244

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                             FORM 10-KSB
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                 Commission File No. 0-26826

            APPLIED COMPUTER TECHNOLOGY, INC.
       (Name of Small Business Issuer in its charter)

          Colorado                         84-116457
 (State of incorporation)            (IRS Employer Identification No.)

          2573 Midpoint Drive, Fort Collins, CO           80525
      (Address of Principal Executive Office)            Zip Code

Registrant's telephone number, including Area Code: (970) 490-1849

Securities registered pursuant to Section 12(b) of the Act

    Title of Class                          Name of Exchange
     Common Stock                         Pacific Stock Exchange
     Warrants                             Pacific Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock and Warrants
                       (Title of Class)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]             No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the most recent fiscal year were $20,239,000.

The aggregate market value of the voting stock held by non-affiliates (1,603,127 shares), based upon the average bid and asked prices of the Company's Common Stock on April 24, 1997 was approximately $3,400,000.

As of April 25, 1997 the Company had 3,063,127 shares of common stock issued and outstanding.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format:  Yes [ ] No [X]
                       PAGE 1 OF PAGES
                 EXHIBIT INDEX BEGINS ON PAGE  ___

Item 1. DESCRIPTION OF BUSINESS

General
     Applied Computer Technology, Inc. (the "Company") markets, installs, services and supports microcomputer systems and related peripheral products principally for use by business and large institutional customers in the corporate, government and retail markets. The Company provides a broad range of microcomputer products and services including hardware, software, system design, consulting, maintenance and training, as well as internet access and related services. The Company assembles custom PCs and peripheral hardware under its own brand name and markets well- known national brands including Compaq, Apple and IBM. The Company also markets and installs operating systems and applications software developed by Microsoft Coporation, Novell, Inc. and other software developers. In March 1997 the Company was notified that it was awarded contracts to supply microcomputers to the United States Military Academy in West
Point, the Air Force Academy in Colorado Springs, Colorado, and the United States Naval Academy in Annapolis, Maryland.
The amount of the contracts for these three Military Academies is approximately $7,500,000. The Company's current customers include Colorado State University, Ball Aerospace Corporation, the University of Colorado, Metropolitan State College,
University of Oklahoma, U.S. Military Academy, the U.S. Air
Force Academy and the U.S. Naval Academy. Management estimates the Company and its predecessors, which from 1986 to 1991 carried on the business now conducted by the Company, have sold over 50,000 microcomputers.

     The microcomputer products segment of the computer industry was characterized in its early development by stand alone personal computers with limited capabilities. Advances in semiconductor technology were the driving force behind significant upgrades in the capabilities of microcomputer products, which in turn resulted in a wider range of software applications which were suitable for use on microcomputers. This expansion in microcomputer capabilities has been accompanied by significant price reductions in microcomputers and peripheral products as the cost of semiconductor chips has fallen and manufacturing efficiencies have been realized.

     The growth in the microcomputer industry is also the result of local and wide area networks which permit a wide distribution of applications software and databases throughout a business or other organization, the use of a variety of different hardware and software products from location to location or even user to user, and the flexible addition or deletion of software applications. In most cases, hardware and software products produced by a variety of manufacturers can be used interchangeably in PCs.

     The Company's customers are increasingly turning to networked microcomputer systems with prepackaged software for their requirements. This trend allows the Company to provide system-wide solutions, incorporating a variety of microcomputer products and services, to its customers.

     The microcomputer products segment of the computer industry is highly competitive. A number of computer resellers which compete with the Company with respect to some or all of the products or services offered by it have experienced downturns in operating results due in part, in the Company's opinion, to excessive competition. Because of an industry trend toward decreasing prices for microcomputer products and peripherals, the Company has adopted a "just in time" inventory management system. The Company believes that by selling various microcomputer products, peripherals and services as a single system, the Company is able to charge higher prices and thereby earn higher gross profits than those attributable to hardware sales alone.

Products and Services
   The Company provides turnkey solutions designed to meet its customers' information system requirements. Systems typically include microcomputer and networking hardware, peripheral equipment, operating system software, network system software and application software. The Company also derives a portion of its sales and service revenues from installation, integration, consulting, upgrades, maintenance and training.

    The Company believes that its customers have, and will continue, to utilize computer networks to allow a wider distribution of information and applications. The Company offers network hardware and software to its customers, providing support and maintenance for network systems, and focusing certain of its marketing and sales resources on developing customers with networking requirements.

     Hardware. The Company's microcomputer systems are customarily sold using components and peripherals provided by the Company's suppliers. Hardware included in these systems may include, among other items, personal computers and PC workstations (including monitors, disk drives and memory), peripherals including modems, printers and scanners, network file servers, hard disks, tape drives, power supplies, printers, high speed modems, network interface cards and cabling. The Company assembles its microcomputer systems using products from a number of manufacturers. In addition to branded computer products, the Company purchases components from a number of suppliers from which the Company assembles microcomputers which bear the Company's brand name and logo.

     The Company believes that its customers have accepted assembled microcomputers using the Company's brand name, as opposed to national brands, due to the increasingly common performance characteristics of most microcomputers. The Company intends to continue to provide custom-assembled microcomputers to its customers, both as a means of servicing each customer's particular automation requirements as well as achieving significantly higher margins than those associated with mass produced national brand microcomputers.

     Because the Company is frequently able to source microcomputers or components from different suppliers, the Company has generally not experienced delays in obtaining hardware to satisfy customer orders. Although the Company believes microcomputers and components are available from a number of alternative suppliers, any significant interruption in delivery of such items could have a material adverse effect on the Company's operations.

     Software. The Company purchases complete software programs, including operating systems, application software and networking software, from a variety of vendors. The vast majority of operating systems installed by the Company operate through the DOS/Windows environment. The Company has also installed Novell, UNIX and NT Network operating systems. Operating systems installed by the Company typically allow customers to migrate to different hardware and software technologies and to upgrade to new releases of application software. The Company has established reseller and support agreements with two leading software development firms. The agreement with one software development firm contains minimum royalty obligations payable by the Company through 1998 which, if not met, entitle the software development firm to increase prices charged to the Company for software.

     Services. The Company offers a full complement of services which are designed to meet the Company's goals of providing the turnkey solution to the customers' information requirements. The services offered by the Company include implementation, consulting, training, system integration and support, internet access and service, maintenance and customer service.

  Customers are offered a variety of consulting services to assist in effectively implementing and deploying the information solution developed by the Company. Services offered include a variety of site-specific technical and consulting services to assist in all phases of installation, as well as integration of hardware and software with the customer's other automated systems and devices. Training services provide the customers' personnel with a formalized education program to ensure that their applications are implemented and utilized in an efficient and cost-effective manner. Customers are also offered a variety of software installation, technical support and user training services, both on-site and in the Company's Business Centers. Customized education and training programs are also available to meet a customer's specific need.

   The Company's customer service program provides customers with ongoing hardware and software maintenance and hotline telephone support. Agreements which provide for upgrades maintain the customers' hardware, software or documentation to the then current standard release level supported by the Company. Where contracted for separately, maintenance services are billed monthly in advance and implementation and consulting services are billed monthly as incurred.

Sales and Marketing
    The Company's products and services are marketed and sold principally on a direct basis by the Company's sales and marketing personnel. As of March 31, 1997 the Company had 29 full-time employees engaged in sales and marketing activities, including representatives serving the corporate, government and retail markets and in-house sales associates. The sales representatives are compensated using a combination of salary and commissions.

     The other principal means by which the Company markets its products and services is through its Business Centers. Each Business Center is designed as a showroom with key demonstration models, but stocks relatively little inventory. Orders received at the Company's Business Centers are transmitted to the Company's headquarters, where products are ordered or assembled for delivery to the Business Center. Although the Company has adopted a "just in time" inventory management system, the Company has been successful in delivering products ordered by its Business Centers in an average of 10 to 14 days. If required, the Company can have components or microcomputers delivered by overnight delivery, at an additional charge to the customer, and generally fill an order in three to five days.

     The Company's customer base principally consists of various corporate and government entities. During 1996, approximately 65% of the Company's revenues were the result of sales to government and educational institutions, 20% to commercial accounts, and 15% to retail customers, although a significant amount of these retail sales were to smaller businesses. The Company's four largest customers during 1996 and their respective percentage of gross revenues were: U.S. Air Force Academy - 16%; Ball Aerospace - 10%; U.S. Military Academy - 15%; and Colorado State University - 7%. The Company anticipates that its sales to the Departments of the Army, Air Force, and Navy will each account for in excess of 10% of the Company's sales and service revenues in 1997.

   Sales to the Company's government customers in particular are characterized by a lengthy sales cycle which generally extends for a period from six to 12 months. Purchases by government entities are often characterized by bidding and contracting procedures which may place significant demands on the Company's administrative and sales personnel. Although the Company's status as a non-exclusive approved vendor to the State of Colorado has simplified some of the bidding procedures to state-funded colleges and governmental entities, there can be no assurance the Company will continue to remain an approved vendor by the State of Colorado. See "Risk Factors."

   The Company's marketing efforts are designed to increase awareness and demand for its products and services from its customer base. The Company's marketing activities combine media advertising in regional newspapers, direct mail advertising, participation in four industry trade shows each year, and sponsorship of local sporting events. The Company also receives sales leads from its hardware and software suppliers, customers and various firms active in the microcomputer industry.

    The Company offers installation, upgrades, maintenance, training and technical support to its customers and estimates that approximately 75% of its customers purchase one or more of these services from the Company within one year of purchase of hardware.

     The Company sells its computer systems at prices which are comparable to competitor"s systems having similar features. The Company sets its rates for service, repair and training so as to be comparable with the rates charged by competitors. The Company believes that its pricing policy allows the Company to differentiate itself from competitors on the basis of service.

     Because the Company ships microcomputer products and software shortly after receipt of an order, the Company typically does not have a significant backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders received and delivered in that quarter. However, the Company from time to time experiences higher than normal backlog depending on factors such as the configuration of the microcomputer systems ordered, the size of orders received and availability of hardware or software from suppliers.
Business Centers

               The Company believes that the Business
Centers establish customer recognition of the Company, its products and services and provide the Company a venue through which higher margin services can be provided to its customer base. The Company also utilizes its Business
Centers as a sales and marketing tool to identify and provide services to its corporate and government customers.

    The following table provides information concerning the location and services offered by the Company's Business Centers:
                                           Current
                                 Services  Monthly          Lease
     Location                    Offered   Rental(1)      Termination
2573 Midpoint Dr.                 (2)(3)    $10,650          01/00
Fort Collins, Colorado

One Tabor Center                    (3)     $ 5,092          09/01
1200 17th St.
Denver, Colorado

1221 W. Elizabeth St.               (3)      $ 2,660         01/01
Fort Collins, Colorado

5975 N. Academy Blvd.               (3)       $2,312         08/97
Colorado Springs, Colorado

6501 E. Belleview Ave.              (3)      $12,895         12/01
Suites 110 and l20
Englewood, CO  80lll

1640 Range Street                   (3)       $2,600         07/00
Boulder, Colorado

(1) Base rent plus common area and maintenance fees, excluding taxes.
(2) This facility includes the Company's Executive Offices, Computer Assembly Facility and Service Center.
(3) Sales, technical service, repairs and training services.

   The Company expects that its existing executive and assembly facilities will be adequate for the Company's needs for the foreseeable future. However, should the Company require additional space for assembly of microcomputers for large contracts, the Company believes additional facilities are available near the Company's existing headquarters at a cost comparable to that now paid.

Suppliers
     The Company purchases microcomputers, software and components used in the assembly of its own brand of microcomputers from outside suppliers. The Company has no long term agreements with its suppliers with respect to the price or supply of components or peripherals purchased by the Company.

    The Company is an authorized reseller of network operating software developed by Microsoft and Novell. The agreements with Microsoft and Novell authorizes the Company to sell and support Microsoft and Novell network operating software. These agreements obligate Microsoft and Novell to provide the Company with sales leads, technical support, introductory product releases, product promotion literature and technical documentation and may be terminated by either party without cause on 30 days notice.

Proprietary Rights
     Neither the Company nor any of its directors, officers or shareholders own any patents or patent rights respecting products marketed by the Company. The Company holds license agreements with one supplier which grant the Company a limited, nonexclusive license to use the trademarks, service marks and logos of such supplier in the promotion of the software provided by the supplier to the Company. The Company has registered its Applied Computer Technology name as a trademark and service mark, and has registered the stylized handprint logo, as a trademark and service marks with the United States Patent and Trademark Office. The Company intends to maintain the integrity of its service marks, trade names and trademarks against unauthorized use and to protect against infringement and unfair competition where circumstances warrant. The Company is not aware of any currently infringing uses.

Competition
        The microcomputer segment of the computer industry is intensely competitive and is characterized by rapid technological advances, evolving industry standards and technological obsolescence. Many of the Company's current competitors have longer operating histories and have greater financial, technical, sales, marketing and other resources than the Company. In addition, there are a number of large, wellcapitalized firms that could, should they choose to do so, market microcomputer hardware, peripherals and software in direct competition with the Company. The Company believes that the principal competitive factors in the market for microcomputer products include price, service and support, ease of use and the ability to integrate with other technologies, brand availability and market presence. The Company currently views Compucom, Entex and Lewan Associates as its principal competition in the microcomputer market in which the Company is active. The Company also competes to a lesser extent with a number of value added resellers, computer retailers, electronic specialty stores and mail order distributors active in the microcomputer hardware or software markets. There can be no assurance the Company will be able to compete successfully against its competitors or that the competitive pressures faced by the Company will not adversely affect its financial performance.

Internet Services
     In October 1996, the Company began offering internet access to the Company's customers and the general public. As an Internet Service Provider, the Company provides Internet access to persons wishing to view and/or use information stored on the Internet. Persons using the Company for Internet access have unlimited E-Mail usage through the Internet. In addition, the Company offers World Wide Web ("Web") sites (one or more pages of information on the Internet) to businesses that want to advertise their products or services on the Web. For an additional fee, the Company helps these businesses create and design the pages for their Web site.
Customers can establish initial access to the Internet using the Company's dial-up service and standard analog modems. Basic service includes unlimited usage for non-commercial purposes and EMail. Customers can obtain additional E-Mail names (so that family members can receive E-mail addressed to them) without incurring the full expense of an additional account. Each personal account also includes, at no extra charge, 10Mb of storage space for Web documents.

  Until recently, use of the Internet was generally limited to governmental, educational and commercial organizations with a working knowledge of the UNIX operating system and commands, and the primary use made of the Internet was the communication of information via electronic mail. However, there has been a rapid growth in the use and popularity of the Internet in the past several years. According to industry sources, users in more than 130 countries throughout the world are connected to the Internet including 24 million users in North America, 17.6 million of whom use the World Wide Web.

   The dramatic growth in the number of Internet users is attributable to a number of developments and factors. The first was the introduction in 1992 of the World Wide Web ("Web"), a collection of computer linked, multimedia databases which began to unlock the potential of the Internet as a mass medium. The Web advanced the potential of the Internet in several significant ways. First, it enables full multimedia presentation (including text, graphics, video and audio) over the Internet. Second, through the Web's system of standardized information protocols and a communications format called HyperText Transfer Protocol ("HTTP"), users can gain access to information ("navigate") on the Web without entering complex alphanumeric commands. Third, using HyperText Markup language ("HTML"), document authors can link text or images in one document to other documents anywhere else on the Web. When a user selects or, if using a mouse, clicks on the hypertext in one document (often displayed on the screen as highlighted words or images) the linked document is automatically accessed and displayed.

     The Web is based on a system on which certain computers ("servers"), such as the Company's computers, store information in files and respond to requests issued by remote computers to view or download files, thus allowing multiple, geographically dispersed users to view and use the information stored on a single server. The user must use software, known as a browser, that can read HTML documents and follow their hypertext links to retrieve and display linked documents from servers.

     The Company believes that its primary source of Internet related revenues will be fees from providing Internet access and Web maintenance and design services for businesses.
Employees

   The Company employed 87 persons as of March 31, 1997. Of these, 18 were employed in administration, 15 in assembly and shipping, 29 in sales and marketing and 25 in support, services, training and technical support. The
Company's employees are not covered by any collective bargaining agreements. The Company believes that its employee relations are good.

Item 2. DESCRIPTION OF PROPERTY
      See "Business Centers" in Item 1 of this report.

Item 3. LEGAL PROCEEDINGS
   In November 1996 the Securities and Exchange Commission
(SEC) commenced a formal investigation of the Company. The Company understands this investigation relates primarily to the Company's capitilization of labor and related costs associated with enhancements to the Company's internal software systems, the development of software for the Company's internet service, the development of the Company's new marketing program and the opening of new business centers. At December 31, 1996 the Company changed its accounting policy concerning these costs and elected to expense substantially all of the costs which had previously been capitalized during 1996 in the areas mentined above. As of April 30, l997, the SEC's investigation was continuing.

   On April 23, 1997 Access/Ability, Inc., filed a lawsuit against the Company seeking damages for the alleged breach by the Company of an agreement whereby Access/Ability was retained to assist the Company in its customer training program. Access/Ability contends in its complaint that the Company failed to provied three months notice when terminating the agreement, did not act in good faith in terminating the agreement and fraudulently deceived Access/Ability into entering into the agreement with the Company. The Company is of the opinion that the allegations of Access/Ability are without merit.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not Applicable.

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
     MATTERS
As of March 31, 1997, there were approximately 450
beneficial holders of the Company's Common Stock and Warrants. The Company has not issued any shares of preferred stock. The Company's Common Stock and Warrants are traded on the National Association of Securities Dealers Automatic Quotation ("NASDAQ") System. Set forth below are the range of high and low bid quotations for the periods indicated as reported by NASDAQ. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.
        Quarter Ending   Common Stock         Warrants
                         High  Low  High      Low
          12/31/95 (1)   $4.50     $4.31     $0.88     $0.63
               3/31/96   $5.63     $5.00     $1.06     $0.69
               6/30/96   $5.63     $3.88     $1.06     $0.56
               9/30/96   $5.00     $4.25     $0.82     $0.82
              12/31/96   $5.44     $3.50     $l.00     $0.38

(1) The Company's Common Stock and Warrants began trading on
October 26, 1995.

    Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available for the payment of dividends and, in the event of liquidation, to share pro rata in any distribution of the Company's assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. The Company has not paid any dividends and the Company does not have any current plans to pay any dividends. Pursuant to the terms of a loan agreement with a bank, the Company may not pay any dividends without the consent of the bank. See Note 4 to the Company's December 31, 1996 financial statements.

      Recent Sales of Unregistered Securities. During the year ending December 31, 1996 the Company issued 23,127 shares of common stock to a former employee as the result of the exercise of stock options held by the former employee. The issuance of the shares was exempt from registration pursuant to section 4(2) of the Securities Act of 1933 since the issuance of the shares was not a transaction involving a public offering. The shares issued as a result of the exercise of the options were restricted securities as that term is defined in Rule 144 of the Securities and Exchange Commission.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION
The following selected financial data should be read
in conjunction with the Financial Statements and related
Notes thereto appearing elsewhere in this Report and
"Management's Discussion and Analysis of Financial Condition
and Results of Operations."  The selected financial data
provided below is not necessarily indicative of the future
results of operations or financial performance of the
Company.
                                        Years Ended December 31,
                                  1996             1995           1994
                                  (in thousands, except per share data)
Statements of Operations Data:
Sales and service revenues        $20,239        $19,058        $11,734
Cost of goods sold                 17,084         16,156          9,989
Gross profit                        3,l55          2,902          l,745
Operating expenses                  4,444          1,977          1,864

Income (loss) from operations      (1,289)           925           (119)
Other income (expense), net          (228)          (l94)           (77)
Income tax (expense) benefit          175           (185)             -
Net income (loss)                 $(l,342)       $   546         $ (196)

Net income (loss) per share        $(0.44)         $0.25            N/A

Pro forma information(1):
Historical earnings (loss)
 before income taxes                                $731          $(196)
Pro forma income taxes (benefit)                     196            (63)
Pro forma net income (loss)                         $535          $(132)
Pro forma net income (loss) per share              $0.24          $(.06)
Shares used in computing earnings
     (loss) per share               3,042          2,124          2,097

(1) From inception through June 2, 1995, the Company elected to be treated for federal and state income tax purposes as an S Corporation under Internal Revenue Code and comparable state tax laws.  As a result, the Company's earnings from that date until June 2, 1995 had been taxed, with certain exceptions,
for federal and certain state income tax purposes directly to the Company's shareholders rather than to the Company.  Pro
forma information reflects a tax provision to allow
comparisons with corporations which are subject to federal and state income taxes.
                                                 December 31,
                                         1996                    1995
                                               (In Thousands)
Balance Sheet Data:
Working capital                         $l,24l                  $4,084
Total assets                            $8,873                  $5,762
Total liabilities                       $5,864                  $1,411
Shareholders' equity                    $3,009                  $4,351

General
        Revenues from product and system sales are recognized when title to the product or system passes to the customer.
Revenues from maintenance agreements are recognized ratably over the term of the maintenance agreement.

     From inception through June 2, 1995, the Company elected to be treated for federal and state income tax purposes as an S Corporation under the Internal Revenue Code and comparable state tax laws. As a result, the Company's earnings from that date until June 2, 1995 had been taxed, with certain exceptions, for federal and state income tax purposes directly to the Company's shareholders rather than to the Company. Due to the Company's status as an S Corporation, the Company's financial statements do not contain a provision for income tax expense for operations prior to June 2, 1995. The financial statements include pro forma calculations which assume the Company was subject to normal corporate tax rates during the periods presented. Income earned by the Company after June 2, 1995 will be subject to normal corporate income tax. See Note 5 of Notes to Financial Statements.

         The Company may experience significant fluctuations in quarterly operating results due to a number of factors including, among others, the size and timing of customer orders.

Results of Operations
Year Ended December 31,  1996
     The Company recorded a net loss of ($l,342,000) in l996 as compared to a net profit of $535,000 in l995. Contributing to this loss were less than expected revenues as well as several large one-time start-up and development expenses including (i) costs associated with the development of the Company's internet division;
(ii) costs associated with the opening of the Business Centers in the Tabor Center and the Denver Tech Center; (iii) expenses incurred in the redevelopment of the Company's image and the generation of associated marketing materials and (iv) costs involved in the development of the Company's internal information systems. Investment in these areas continued through the first quarter of 1997 and the Company expects to incur further losses during this quarter. Although there can be no assurance that there will not be future expenses in these areas, the Company believes that these start up and development efforts were materially complete as of March 31, 1997.

     Sales and service revenues, although greater than fiscal l995, were less than expected, primarily as the result of the long sales cycle traditionally experienced with sales to corporate and institutional customers. These customers may take many months to open accounts, however, the Company believes the opportunity for continuing business with customers of this profile is significant. Although there can be no assurance that these customers will choose to purchase products and services from the Company or that continuing business opportunities will be realized, several new customers, including NASA in Houston and the U.S. Naval Academy in Annapolis, have placed orders for delivery in l997.

     The Company's expansion of its sales force did not contribute as expected during the fourth quarter of 1996. There were disappointing industry-wide sales for the PC industry in the retail segment as well as the Company's targeted SOHO (Small Office/Home Office) business in the fourth quarter of l996. The Company attributes the slow fourth quarter sales to anticipation of the Intel MMX technology, which was not released until the first quarter of 1997. The Company believes that the introduction of the Intel Pentium II in May of l997 will motivate buying by the Company's traditional institutional market as well as the Company's targeted corporate market in l997. Since the Company did not meet its targets in the SOHO market and did not direct sufficient resources into the corporate market, during the first quarter of l997 the Company scaled down its efforts in the SOHO market and redirected resources towards the generation of corporate business.

     In addition, the Company's expansion efforts in the Denver marketplace were delayed due to construction and other delays associated with the opening of its Tabor Center and Denver Tech Center Business Centers. These centers, originally slated for August and October openings, did not open until November l996 and February l997 respectively, and the sales expected from these centers in l996 were not realized.

     Notwithstanding the above, sales in the Company's traditional markets continued to be strong. During March
1997, the Company was awarded annual contracts with the United States Military, the United States Air Force, and the
United States Naval Academies for delivery of PC's to their incoming freshmen classes. Although the Company delivered PC's to the United States
Military and Air Force Academies in 1995 and in 1996, 1997 is the first year that the Company has been awarded this contract for the United
States Naval Academy. All three contracts are scheduled for delivery in August 1997. Gross revenues for these contracts will be approximately $7,500,000.

         Sales and marketing expenses increased by $1,748,000 in 1996 as the Company made significant investments in l996 to upgrade its corporate image and recruite and train new sales staff. These investments included (i) opening two new Business Centers in Denver; (ii) upscaling existing Business Centers in Boulder, Ft. Collins, and Colorado Springs; (iii) recruiting and training staff; (iv) developing an updated Company logo; and (v) designing, printing and distributing Company marketing pieces and advertising. The upgrade of the corporate image was designed to enable the Company to be more appealing to the Company's target market segment of professional services buyers and other high margin products and services. The new sales personnel were hired to develop and produce marketing materials, oversee the design and construction of the Company's Business Centers, introduce the Company's products and services to new market segments, service the Company's existing client base, and to otherwise expand the Company's marketshare in Denver and other areas. Expenditures in these areas continued through the first quarter of 1997.

     General and administrative expenses increased by $226,000 largely as the result of expenses incurred in designing and installing the Company's internal communications and information systems. The funds invested by the Company in this project included the installation of enterprise-wide telephone and wide data network (WAN) systems. These systems were installed to enable the Company to improve internal communications, upgrade management information systems, improve customer service and productivity and enable the Company to service an expanding customer profile. Company personnel were used for much of the design, development, and installation of these systems. Additional increases in general and administrative expenses included investor relations and compliance costs associated with the Company's status as a public entity.

   The Company spent $493,000 in l996 to develop an Internet service division in Ft. Collins, Boulder, Denver, and Colorado Springs. During 1996 the Company also acquired two Internet Service Providers (ISP's) in Ft. Collins and Colorado Springs. These funds were spent to (i) develop a working business model to market internet services to the Company's clientele; (ii) develop and configure internal systems to support an internet user base, track and monitor the client database, and bill customers for services; (iii) develop pricing models, promotional literature, and establish a regional presence; and (iv) market the Company's services to customers. The Internet service division was formed to enable the Company to expand the services offered to its customers and to position the Company to take advantage of the growing demand for internet access and internet web site services. As of March 3l, l997, the Company had approximately l,500 customers using its Internet services. Year Ended December 31, 1995

     The Company reported net income of $535,000 during 1995 compared to a loss of $132,000 during 1994. Sales and service revenues increased from $11,734,000 in 1994 to $19,058,000 in 1995 primarily as a result of
(i) contracts with the Army and Air Force to supply PCs to the United
States Military and Air Force Academies for the 1995 freshmen classes and
(ii) the Company's increased marketing of custom configured computer systems and network installations. The gross profit margin for 1995 increased to 15.2% from 14.9% in 1994 due to the better pricing available to the Company with larger volumes of purchasing and the increased margin on services.

Liquidity and Capital Resources
     During the quarter ending December 31, 1995, the Company completed a public offering whereby it sold 1,150,000 shares of common stock and 1,150,000 common stock purchase warrants. The net proceeds to the Company from the 1995 offering, after payment of underwriting commissions and other offering expenses, were approximately $3,313,000. Through other private offerings of common stock which were completed prior to the public offering, the Company raised an additional $449,000 in 1995. These offerings were the Company's primary source of cash flows from financing activities in l995. In l996, the Company's primary source of cash from financing activities was net borrowings under its credit line of $1,959,000, which was almost fully extended at December
31, 1996, except for amounts available under a $2,500,000 special credit line for financing receivables from major accounts.

         In 1996, the Company incurred a loss of $1,342,000 and used cash of $1,395,000 for equipment purchases, (In 1995, equipment acquisitions amounted to $559,000.) Due in part to the foregoing, the Company's working capital decreased from $4,084,000 at December 31, 1995 to $1,241,000 at December 31, 1996. Continuing losses would cause significant liquidity problems and may ultimately impact the Company's ability to continue future operations. While the Company expects to incur additional losses in the first quarter of 1997, management believes it still will have adequate liquidity to sustain future operations.

         At December 31, 1996, the Company was not in compliance with certain financial reporting and other covenants in its loan agreement with a lender, to which the Company owed $2,465,000 at December 31, 1996. Subsequent to December 31, 1996 the Company received formal waivers of the violations to the loan agreement and covenants. Included in current liabilities at December 31, 1996, and thereby reducing working capital, is approximately $413,000 owed to this lender which, although scheduled to be paid after 1997, is payable upon demand. Subsequent to year-end, the Company received a $1,000,000 lease line commitment, which is available for future capital expenditures.

     Cash used in operating activities was $1,285,000 in 1996 which was primarily the result of the loss from operations with substantial offsetting increases in inventories and accounts payable. In 1995, the Company used $968,000 of cash in operations which was the result of increases in accounts receivable and inventories and payment of accounts payable.

     The Company's principal sources of liquidity for operations are its cash, cash generated from the collection of receivables and the sale of inventory, as well as potential future profits. Cash generated from these sources is expected to be sufficient to meet the Company's capital requirements during 1997. However, if cash from the collections of accounts receivable, the sale of products, and any debt financing are insufficient, or if working capital requirements are greater than anticipated, the Company could be required to raise additional capital. There can be no assurance the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable.

     Although subsequent to year-end, the Company reduced its overhead, there can be no assurance that the Company can generate profits and other actions may be required by management. Management however, believes the actions taken to reduce overhead and increase revenues will enable the Company to continue operations through 1997. As of April 30, 1997, the Company had a sales backlog of approximately $8,500,000, and the Company continues to aggressively pursue additional sales.

          The Company's operations are seasonal to a certain degree, with sales and service revenues generally higher in the third and fourth quarters of each year as opposed to the first two quarters. Management attributes this seasonality to purchases made prior to commencement of the school year, sales attributable to the Christmas holiday and budgetary purchasing cycles of its corporate and government customers.

Item 7. FINANCIAL STATEMENTS
          See the financial statements attached to this report.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE
          Not applicable.

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
   PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers
      The following table sets forth information as of the
date of this prospectus regarding the directors and executive officers of the Company:
        Name                 Age            Position
  Wiley E. Prentice, Jr.     33    President, Chief Executive Officer
                                     and Director
  Cynthia E. Koehler         32    Executive Vice President, Secretary
                                     and Director
  Stephanie Sissler          36    Vice President of Sales and
                                     Marketing
  Gary D. Goldfain           50    Vice President of
                                     Operations
  J. Roger Moody             63    Director

    Officers are appointed by and serve at the discretion of the Board of Directors. Each director holds office until the next annual meeting of shareholders or until a successor has been duly elected and qualified. All of the Company's officers devote their full-time to the Company's business and affairs.

     Wiley E. Prentice, Jr. is the founder of the Company and has been the President, Chief Executive Officer and a director since the Company's inception. Mr. Prentice also served as Treasurer from inception to February 1995. Mr. Prentice's principal responsibilities now include strategic planning, vendor relationships, and sales and marketing activities. In 1986, Mr. Prentice formed Applied Computer Technology, a Colorado sole proprietorship which until 1989 conducted the business now engaged in by the Company. In 1989, Mr. Prentice co-founded Applied Computer Technology, a Colorado general partnership, which continued the business of the sole proprietorship until 1991, at which time the assets of the partnership were acquired by the Company.

     Cynthia E. Koehler has been Executive Vice President, Secretary and a director of the Company since its inception. Ms. Koehler's principal responsibilities include human resources, corporate policy and practices and logistics. Ms. Koehler also co-founded Applied Computer Technology, the general partnership which from 1989 through 1991 conducted the business now engaged in by the Company. Ms. Koehler received her Bachelor of Science degree in computer science from Colorado State University in 1987.

     Stephanie Sissler has been the Company's Vice President of Sales and Marketing since March 1996. From 1991 through 1996, Ms. Sissler held various positions at Intelligent Electronics, including Vice President, Sales and Customer Service; Vice President, Marketing; and Director, Strategic Marketing. Prior to her association with Intelligent Electronics, Ms. Sissler held positions with Entre', Novel and Xerox. Ms. Sissler received her B.B.A. degree in Management Information Systems from James Madison University in 1981 and her M.S. degree in marketing from the University of Colorado-Denver in 1994.

  Gary D. Goldfain has been the Company's Vice President of Operations since February 1997. Between 1986 and 1997 Mr Goldfain held a variety of positions with Teledyne Water Pik, including Manufacturing Manager (1988 to 1997) and Purchasing Manager (1986 to 1988). Between 1982 and 1986 Mr. Goldfain was the Purchasing Manager for Cobe Laboratories. Mr. Goldfain received a Master of Business Administration degree from University of Phoenix in 1984 and his Bachelor of Science degree in Engineering Sciences from the US Air force Academy in 1969.

    J. Roger Moody has been a director of the Company since July 1995. Mr. Moody has been an independent business consultant since 1994 providing advice in the areas of marketing and operations to development stage companies. From 1991 to 1994, Mr. Moody served as president, chief executive officer and a director of Data Switch Corp., a publicly traded manufacturer of computer products. From 1986 to 1991, Mr. Moody served as president, chief executive officer and a director of Coordination Technology, Inc., Trumbull, Connecticut, a software development and marketing company. From 1985 to 1986, he was president, chief executive officer and a director of InfoCenter Software, Inc., New Paltz, New York, a software development and marketing company. From 1983 to 1984, he was president, chief executive officer and a director of U.S. Satellite Systems, Inc., New York, New York, a satellite design and production company. From 1981 to 1983, he was a vice president of CBS and between 1974 to 1981, a vice president of AT&T. From 1959 to 1972, he held various sales and management positions with IBM. Mr. Moody received his Bachelor of Science degree in electrical engineering from Columbia University in 1958 and his Master of Business Administration degree from the University of Michigan in 1959.

      Michael D. DeWitt, who became a director of the Company in July 1995, died of natural causes in April l997.

Item 10. EXECUTIVE COMPENSATION
       The following table sets forth the annual and
longterm compensation for services in all capacities to the Company for the three years ended December 31, 1996 of Wiley E. Prentice, Jr., the President and Chief Executive Officer of the
Company (the "Named Officer"), and any other officers of the Company who received annual salary and bonus exceeding $100,000 during such three-year period.
                                                   Long-term
Name and                 Annual compensation  compensation   All other
Principal Position      Year  Salary     Bonus      awards
Compensation(1)
Wiley E. Prentice, Jr.  1996  $71,910     -0-        --           $ --
President and Chief     1995  $44,263     -0-        --           $ --
Executive Officer       1994  $36,994     -0-        --           $ --

(1) Excludes personal use of a Company-furnished automobile valued at less than $l,000 and car allowance of $l,800.
    During the period covered by the above table, no shares of restricted stock were issued as compensation for services to the persons listed in the table. As of September 30, 1996, the number of shares of the Company's restricted common stock, owned by the officers included in the table, and the value of such shares at such date, based upon the market price of the Company's common stock were:

Name                             Shares              Value
Wiley E. Prentice, Jr.          1,065,000          $3,727,500

     Dividends may be paid on shares of restricted stock owned by the Company's officers and directors, although the Company has no plans to pay dividends.

          No employee of the Company receives any additional compensation for his or her services as a director. Non management directors receive a retainer of $500 per month plus $1,000 per meeting attended. Additionally, each of the non management directors received a grant of 10,000 options exercisable at $2.00 per share which vest 25% on grant and 25% following each year of service. The Company has also agreed to grant each of the non-management directors options to acquire 10,000 shares of the Company's Common Stock on the first anniversary of service and options to acquire 10,000 shares of Common Stock on the second anniversary of service. These options will be granted at market value and will vest at the rate of 25% per year. The Board of Directors has also authorized payment of reasonable travel or other out-of-pocket expenses incurred by nonmanagement directors in attending meetings of the Board of Directors.

   The Company has no retirement, pension or profit sharing program for the benefit of its directors, officers or other employees, but the Board of Directors may recommend one or more such programs for adoption in the future.

     Employment Agreements. The Company has entered into employment agreements with Mr. Prentice and Ms. Koehler. Each agreement requires that the executive devote their full business time to the Company, and may be terminated by the Company for "cause" (as defined in the agreements). The Company has also entered into agreements with Mr. Prentice and Ms. Koehler which prohibit the executive from directly competing with the Company for one year within a 50 mile radius of Fort Collins, Colorado following termination of the agreement. Pursuant to their employment agreements, Mr. Prentice and Ms. Koehler receive annual salaries of $80,000 and $60,000, respectively, with scheduled minimum increases of 5% annually. Each of the officers may also receive such bonuses or compensation as may be awarded by the Board of Directors. The employment agreement with Mr. Prentice extends through March 2000 and the employment agreement with Ms. Koehler extends through March 1998, subject to the right on the part of either the Company or the executive to terminate the employment agreement at any time upon 30 days written notice. Stock Option Plan

   The Company's 1995 Incentive Stock Option Plan (the "Option Plan") was adopted by the Board of Directors and approved by the shareholders of the Company in March 1995. A total of 600,000 shares of Common Stock are reserved for issuance under the Option Plan. The Option Plan provides for the granting of incentive stock options ("Incentive Stock Options") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and, if the options do not conform to applicable Code provisions, nonqualified stock options. No options may be granted under the Option Plan subsequent to February 2005.

   The Option Plan is administered by the Board of Directors (or may be administrated by a committee of the Board of Directors), which determines the terms and conditions of the options granted under the Option Plan, including the exercise price, number of shares subject to the option and the exercisability thereof.

   The exercise price of all Incentive Stock Options granted under the Option Plan must be at least equal to the fair market value of the Common Stock of the Company on the date of grant. In the case of an optionee who owns stock possessing more than ten percent of the total combined voting power of all classes of stock of the Company, the exercise price of Incentive Stock Options shall be not less than 110% of the fair market value of the Common Stock on the date of grant. The exercise price of all nonqualified stock options granted under the Option Plan shall be determined by the Board of Directors. The term of all nonqualified options granted under the Option Plan may not exceed ten years and the term of all incentive options may not exceed five years. The Option Plan may be amended or terminated by the Board of Directors, but no such action may impair the rights of a participant under a previously granted option.

     The Option Plan provides the Board of Directors the discretion to determine when options granted thereunder shall become exercisable and the vesting period of such options.

     As of March 31, 1997, 310,500 Incentive Stock Options were outstanding with exercise prices ranging from $2.00 to $5.63 per share and 40,000 Non-Qualified Stock Options were outstanding.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 31, 1997, and as adjusted to reflect the sale by the Company of the shares of Common Stock offered hereby, by
(i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, (ii) each of the Company's executive officers and directors, and (iii) all executive officers and directors as a group. Shares not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire them within 60 days are treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Each person has sole voting and sole investment power with respect to the shares shown except as noted.

Shares Beneficially Owned    Number             Percent

Wiley E. Prentice, Jr.       1,060,000 (1)       34.6%
2573 Midpoint Drive
Fort Collins, CO  80525

Cynthia E. Koehler             355,000 (1)       11.6%
2573 Midpoint Drive
Fort Collins, CO  80525

Stephanie Sissler                5,000             *
2573 Midpoint Drive
Fort Collins, CO  80525

Gary D. Goldfain                    --             *
2573 Midpoint Drive
Fort Collins, CO  80525

J. Roger Moody                  47,500 (2)        1.5%
7319 East Black Rock Road
Scottsdale, AZ 85255

All directors and officers
   as a group (five persons) 1,467,500 (2)        47.7%
*    Less than one percent.

(1) Includes shares of Common Stock currently held in an escrow account and subject to release on or before December
     31, 2002. For further information regarding the terms of such escrow, see the information set forth below.

(2) Includes options which currently allow for the purchase of 7,500 shares of the Company's Common Stock.

      In September 1995, Mr. Prentice and Ms. Koehler entered into an escrow agreement (the "Escrow Agreement") with U.S. Escrow Services, Inc., Denver, Colorado, pursuant to which 330,000 shares of Common Stock owned by Mr. Prentice and 110,000 shares of Common Stock owned by Ms. Koehler were deposited in an escrow account (the "Escrow Account"). The Common Stock deposited in the Escrow Account is subject to release as follows: (i) in the event the Company achieves earnings per share equal to or exceeding $.23 in the fiscal year ending December 31, 1995, Mr. Prentice and Ms. Koehler will have released to them 150,000 shares and 50,000 shares, respectively; (ii) in the event the Company achieves earnings per share of $.30 in the fiscal year ending December 31, 1996, Mr. Prentice and Ms. Koehler will have released to them 255,000 shares and 85,000 shares, respectively; and (iii) in the event the Company achieves the earnings per share benchmarks in both 1995 and 1996, all of the shares in the Escrow Account will be released to Mr. Prentice and Ms. Koehler. In the event any of the foregoing benchmarks are not reached by the Company for the specified period, the escrowed shares of
Common Stock not subject to release will be returned by the escrow agent to Mr. Prentice and Ms. Koehler on December 31, 2002. The determination of earnings per share will be made in accordance with generally accepted accounting principles (excluding outstanding options and warrants) and will be based upon the audited financial statements of the Company prepared by its certified public accountants.

    The Company had earnings of $0.24 per share (on a fully diluted basis) in 1995 and as a result, 150,000 of Mr.
Prentice's shares and 50,000 of Ms. Koehler's shares were released from escrow.

     In connection with a private placement of Common
Stock conducted in June 1995, the Company issued 400,000 shares of Common Stock for $500,000. In July 1995, the
Company sold an additional 50,000 shares of Common Stock to Messrs. Moody and DeWitt on the same terms extended to purchasers in the placement.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     In January 1990, Mr. Prentice and Ms. Koehler, both of whom are officers, directors and principal shareholders of the Company, formed Applied Computer Technology, a Colorado general partnership (the "Partnership"), which was formed to engage in the business now conducted by the Company and formerly conducted by Mr. Prentice's sole proprietorship. Although the Company was incorporated in January 1989, the Company conducted no operations until December 31, 1990, at which time the Company acquired the assets, and assumed certain liabilities, of the Partnership. The Company issued 1,065,000 and 355,000 shares of Common Stock, respectively, to Mr. Prentice and Ms. Koehler as consideration for the acquisition of the assets of the Partnership.

     Mr. Prentice and Ms. Koehler are the officers, directors and sole shareholders of Managed Care Technologies, Inc., and are the sole partners of Medical Information Systems (collectively "MCTI"). MCTI was formerly engaged in the development and marketing of software designed to assist managed health care organizations in the analysis and control of health care costs.

     From time to time, the Company made advances to MCTI for use by MCTI as working capital. In June 1995, the Company and MCTI entered into a loan agreement (the "Loan Agreement") which, commencing January 31, 1996, obligated MCTI to make payments of principal and interest which was to increase from $5,000 per month in the initial year of repayment, to $7,500 per month in the second year and $10,000 per month thereafter until all amounts owed to the Company were paid. The Loan Agreement provided that all amounts borrowed from the Company would bear interest at the rate of 10% per annum. As additional consideration for the advances received from the Company, the Loan Agreement provided that MCTI would pay to the Company a percentage of its future gross revenues. The advances made by the Company to MCTI were not collateralized by any assets of MCTI, but were personally guaranteed, jointly and severally, by Mr. Prentice and Ms. Koehler. MCTI had a minimal net worth and had incurred losses since its inception.

     Although the amount owed by MCTI to the Company was a legal obligation of MCTI, for financial statement purposes the amounts advanced by the Company to MCTI prior to December 3l, l995 have been shown as dividends, and not as a receivable from MCTI. In 1995 the Company deducted the receivable from MCTI for federal income tax purposes.


     In December l995 the Company agreed to forgive the amounts then owed to the Company by MCTI (approximately $22l,000, including accrued interest) in return for the surrender by Mr. Prentice of options to purchase l50,000 shares of the Company's common stock at a price of $0.75 per share and the surrender by Ms. Koehler of options to purchase 50,000 shares of the Company's common stock at a price of $0.75 per share.

     Between January 1, 1996 and December 3l, 1996, the Company paid certain payroll and other expenses on behalf of MCTI.
As of December 3l, l996, these advances totaled approximately $36,000 and are shown on the Company's balance sheet at December 3l, l996 as receivables from related parties. These advances are unsecured, non-interest bearing, and are due on demand. Subsequent to December 31, 1996 MCTI paid the Company $10,000, reducing this receivable to approximately $26,000.

     Mr. Prentice and Ms. Koehler have personally guaranteed
the Company's repayment of amounts advanced under the
business loan agreement with Colorado National Bank.  Neither
Mr. Prentice nor Ms. Koehler received any compensation from
the Company for providing such personal guarantees.  Mr.
Prentice has also guaranteed certain of the Company's real
property leases, for which he received no compensation.
Item 13. EXHIBITS AND REPORTS ON FORM 8-K
Exhibits
            The following is a complete list of Exhibits
filed as part of this Report and which are incorporated
herein.
Exhibit No.
Page 3.1.1  Articles of Incorporation of the Company as filed on
       January 3, 1989 with the Secretary of State of the State of
       Colorado.                                                       *
3.1.2  Articles of Amendment to Articles of Incorporation of
       the Company as filed on May 19, 1995 with the
       Secretary of State of the State of Colorado.                    *
3.1.3  Articles of Amendment to Articles of Incorporation of
       the Company as filed on June 6, 1995 with the
       Secretary of State of the State of Colorado.                    *
3.2.1  By-Laws of the Company, as amended.                             *
4.1    Form of specimen certificate for Common Stock of the
       Company.                                                       **
4.2      Form of specimen certificate for Warrants of the
       Company.                                                        *
4.5    Warrant Agreement between the Company and American
       Securities Transfer, Inc.                                       *
10.1.1 Employment Agreement, dated April 1, 1995, by and
       between Wiley E. Prentice, Jr. and the Company.                 *
10.1.2 Employment Agreement, dated April 1, 1995, by and
       between Cynthia E. Koehler and the Company.                     *
10.2   1995 Incentive Stock Option Plan.
10.3   Business Loan Agreement, dated June 16, 1994, by and
       among Colorado National Bank, the Company and
       certain Guarantors.                                             *
10.4   Accounts Receivable Financing Agreement, dated June 16,
       1994, by and between Republic Acceptance Corporation and
       the Company.                                                    *
10.5   Mutual Subordination Agreement, dated June 16, 1994, by
       and between Colorado National Bank and Republic
       Acceptance Corporation
10.24  Share Escrow Agreement.                                       **
27     Financial Data Schedule                                        -

* Incorporated by reference to the same exhibit in the Company's Registration Statement on Form SB-2 (Commission File No. 33-95782-
D).

Reports on Form 8-K
     During the Quarter ending December 31, 1996 the following
8-K reports were filed:

     Report dated November 5, l996 concerning the appointment of Grant Thornton LLP as the Company's independent certified public accountants.

     Report dated December 12, l996 concerning the resignation of Grant Thornton LLP as the Company's independent certified public accountants.

                 INDEX TO FINANCIAL STATEMENTS

PAGE
Independent Auditors' Reports. . . . . . . . . . . . . . . . F-2

Consolidated Balance Sheet - December 31, 1996 . . . . . . . F-4

Consolidated Statements of Operations -
     For the Years Ended December 31, 1996 and 1995. . . . . F-5
Consolidated Statement of Stockholders'
     Equity - For the Period from January 1, 1995 through
     December 31, 1996 . . . . . . . . . . . . . . . . . . . F-6

Consolidated Statements of Cash Flows - For the Years Ended
December 31, 1996 and 1995 . . . . . . . . . . . . . . . . . F-7

Notes to Consolidated Financial Statements . . . . . . . . . F-8


                 INDEPENDENT AUDITOR'S REPORT

Board of Directors
Applied Computer Technology, Inc.
Fort Collins, Colorado

      We have audited the accompanying consolidated balance sheet of Applied Computer Technology, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Computer Technology, Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

Hein + Associates LLP
Denver, Colorado
April 11, 1997


                 INDEPENDENT AUDITOR'S REPORT

Board of Directors
Applied Computer Technology, Inc.
Fort Collins, Colorado

      We have audited the balance sheet (not separately included herein) of Applied Computer Technology, Inc. as of
December 31, 1995, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Corporations's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We  conducted  our  audit in accordance  with
generally
accepted auditing standards.  Those standards require that
we plan  and  perform  the  audit to obtain reasonable
assurance about  whether the financial statements are free
of  material misstatement.  An audit includes examining, on
a  test  basis, evidence supporting the amounts  and  disclosures  in   the
financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Applied Computer Technology, Inc. as of December 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Brock and Company, P.C.
Fort Collins, Colorado
April 25, 1996


      APPLIED COMPUTER TECHNOLOGY, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEET
                       DECEMBER 31, 1996
                            ASSETS
Current Assets:
   Cash                                          $710,000
   Receivables:
     Trade, less allowance for
     doubtful accounts of $30,000               1,700,000
     Income taxes                                 280,000
     Related party                                 36,000
     Other                                        433,000
   Inventories                                  3,381,000
   Prepaid expenses                               205,000
   Other                                          123,000
         Total current assets                   6,868,000

Property and Equipment, at cost, net            1,769,000

Intangible Assets, net                            166,000

Other Assets                                       70,000

Total Assets                                   $8,873,000

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt              $571,000
  Note payable                                  1,959,000
  Accounts payable                              2,752,000
  Accrued liabilities                             345,000
          Total current liabilities             5,627,000

Long-term Debt                                    237,000
Commitments and Contingencies (Notes 2 and 6)
Stockholders' Equity:
  Preferred stock - no par value;
   5,000,000 shares authorized; no
   shares issued                                       -
  Common stock, no par value;
   25,000,000 shares authorized;
   3,063,127 shares issued and outstanding
  4,139,000 Accumulated deficit                (1,130,000)
          Total stockholders' equity            3,009,000
Total Liabilities and Stockholders' Equity     $8,873,000
The accompanying notes are an integral part of this financial statement.
                             F-4

      APPLIED COMPUTER TECHNOLOGY, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
                                       Years Ended December 31,
                                     1996                   1995
Net Revenues                     $20,239,000            $19,058,000
   Cost of goods sold             17,084,000             16,156,000

Gross Profit                       3,155,000              2,902,000

Operating Expenses:
   Marketing and selling           2,410,000                662,000
   General and administrative      1,541,000              1,315,000
   Internet access cost              493,000                      -
       Total operating expenses    4,444,000              1,977,000

Income (Loss) from Operations     (1,289,000)               925,000
Other Income (Expense):
   Other (expense) income            (53,000)                72,000
   Interest expense                 (175,000)              (266,000)
       Net other income (expense)   (228,000)              (194,000)

Income (Loss) Before Income Taxes (1,517,000)               731,000
Income tax expense (benefit)        (175,000)               185,000

Net Income (Loss)                $(1,342,000)              $546,000

Pro Forma Information:
   Net income (loss) before
    income taxes                                          $ 731,000
   Income tax expense (benefit)                             196,000

Pro Forma Net Income (Loss)                               $ 535,000

Net Income (Loss) Per Common Share    $(.44)                 $  .25

Pro Forma Net Income (Loss) Per Share                        $  .24
Weighted Average Common Shares
   Outstanding                    3,042,000               2,124,000

     The accompanying notes are an integral part of this financial statement.
                             F-5

         APPLIED COMPUTER TECHNOLOGY, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
  FOR THE PERIOD FROM JANUARY 1, 1995 THROUGH DECEMBER 31, 1996

                                       Common Stock     Accumulated
                                     Shares   Amount     Deficit

Balances, January 1, 1995         1,420,000   $229,000  $(149,000)
  Dividends                               -          -    (43,000)
  Common stock issued for services   20,000      5,000          -
  Common stock and common stock
   warrants issued in private
   placement offering, less offering
   costs of $112,000                400,000    388,000          -

  Conversion of Subchapter S retained
   earnings to common stock               -    142,000   (142,000)

  Common stock issued for cash       50,000     62,000          -

  Common stock and common stock
   warrants issued in a public
   offering, less offering costs
   of $827,000                    1,150,000  3,313,000          -

  Net income for the year ended
   December 31, 1995                      -          -    546,000

Balances, December 31, 1995       3,040,000  4,139,000    212,000

  Exercise of options                40,000     80,000     80,000
  Surrender of shares               (16,873)   (80,000)   (80,000)
  Net loss for the year ended
   December 31, 1996                      -          - (1,342,000)

Balances, December 31, 1996       3,063,127 $4,139,000$(1,130,000)

   The accompanying notes are an integral part of this financial statement.
                                  F-6

      APPLIED COMPUTER TECHNOLOGY, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  For the Years Ended
                                                     December 31,
                                                 1996             1995
Cash Flows from Operating Activities:
  Net income (loss)                         $(1,342,000)       $546,000
  Adjustments to reconcile net income
   (loss) to net cash used in operating
    activities:
      Depreciation and amortization            274,000          148,000
      Loss on disposal                          68,000                -
      Deferred taxes                           (22,000)          22,000
      Other                                          -           16,000
  Increase (decrease) from changes in assets
   and liabilities:
      Accounts receivable                     (364,000)        (973,000)
      Inventories                           (1,809,000)        (310,000)
      Prepaid expenses and other
       current assets                         (317,000)         (94,000)
      Income tax refund receivable            (133,000)        (156,000)
      Accounts payable and other
       current liabilities                   2,270,000         (225,000)
      Customer deposits                        (53,000)          (8,000)
      Accrued liabilities and other
       current liabilities                     143,000           66,000

      Net cash used in operating activities (1,285,000)        (968,000)
Cash Flows from Investing Activity -
 Property and equipment acquisitions       (1,395,000)        (559,000)

Cash Flows from Financing Activities:
  Bank overdraft                                     -         (590,000)
  Net long-term borrowings                     (21,000)         (87,000)
  Net short-term borrowings                  1,959,000         (241,000)
  Obligations under capital leases             175,000           (1,000)
  Dividend payments                                  -          (43,000)
  Net proceeds from the issuance of
   common stock and common stock warrants            -        3,762,000
  Net cash provided by financing activities  2,113,000        2,800,000

Net Increase (Decrease) in Cash and Cash
  Equivalents                                 (567,000)       1,273,000

Cash and Cash Equivalents, at beginning
  of year                                    1,277,000           4,000
Cash and Cash Equivalents, at end of year   $  710,000      $1,277,000
Supplemental Cash Flow Information:
  Non-cash items:
    Purchase of equipment for notes and
      capital leases                        $  253,000      $  55,000

    Sale of equipment for notes                  $   -      $  16,000

    Issuance of common stock under option
     for common stock surrendered           $  80,000          $   -

  Cash paid (received) for:
      Interest                               $ 150,000      $ 268,000
      Income taxes                           $ (25,000)     $ 319,000

The accompanying notes are an integral part of this financial statement.
                                   F-7

           APPLIED COMPUTER TECHNOLOGY, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Summary of Significant Accounting Policies:

Nature of Operations - Applied Computer Technology, Inc. (the "Company") principally assembles and distributes personal computers and related products and services to customers throughout the United States. Additionally, the Company has six retail and training locations within Colorado. During 1996, the Company also expended substantial amounts in establishing the infrastructure to become an Internet provider.

Principles of Consolidation - In 1996, the
Company established two wholly owned subsidiaries, ACT
Far East Limited and ACTNET, Inc. The financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories - Inventories consist principally of
component parts and are recorded at the lower of cost
(using the first-in, first-out (FIFO) method) or market.
Inventories, net of obsolescence reserve, consist of the
following at December 31:
                                                  1996            1995
Computer components, peripherals and software  $3,172,000     $1,339,000
Work-in-process                                         -        104,000
Completed computer systems                        209,000              -

                                               $3,381,000     $1,443,000

Property and Equipment - Property and equipment are stated at cost. The Company capitalizes costs associated with major improvements. These costs include payroll costs associated with software developed for internal communication and information systems and to provide Internet access to its customers (see
Note 3).

The Company provides for depreciation of equipment using the straight-line method over the estimated useful lives of the assets which are generally five years for computer and promotion equipment and vehicles, and seven years for office equipment. Leasehold improvements are amortized over the life of the leases.

                               F-8

          APPLIED COMPUTER TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Start-up Costs - During 1996, the Company deferred certain start-up costs associated with the opening of new stores and implementing a related marketing plan as well as establishing the infrastructure for providing Internet access services. The Company policy was to amortize these costs over twelve months. The Company has subsequently determined that such amortization period should be the lesser of twelve months or until its fiscal year-end. This has resulted in a fourth quarter adjustment to expense $131,000 of net costs capitalized as of the third quarter in excess of the revised policy.

Intangible Assets - These costs primarily represent the acquisition in December 1996 from third parties of certain customer bases. These customers are utilizing the Company's
Internet access services. The cost of these acquisitions will be amortized over five years.

Impairment of Long-Lived Assets - In 1996, the Company adopted Financial Accounting Standards Board Statement 121 (FAS 121), "Impairment of Long-Lived Assets." In the event that facts and circumstances indicate that the cost of assets or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. Adoption of FAS 121 had no effect on the December 31, 1996 financial statements.
Fair Value of Financial Instruments - The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision.
The carrying amounts of the Company's current assets and liabilities are estimated to approximate fair value.
Stock-Based Compensation - In 1996, the Company adopted
Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation." The Statement defined a fair value based method of accounting for stock options or similar equity instrument. FAS 123 allows an entity to continue to measure compensation cost for employee stock option plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion
(APB) No. 25, which was elected by the Company. Accordingly, the Company must make certain pro forma disclosures as if the fair value based method had been applied (see Note 7).
The adoption of FAS 123 had no effect on net loss.

Revenue Recognition - The Company recognizes revenues from product and system sales when title passes to the customer. Revenues from service agreements are recognized ratably over the terms of the agreements. Revenues from performance contracts are recognized on the completed contract method.

Warranty - The Company provides a warranty to its customers and the related costs are recorded at the time of sale.
Future warranty costs are not considered significant to the financial statements as most warranty work, if any, is generally performed shortly after the sale.

Advertising - Advertising costs are charged to operations in the year incurred. The Company incurred advertising expenses of $435,000 and $178,000 in 1996 and 1995, respectively.

                        F-9
       APPLIED COMPUTER TECHNOLOGY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes - During June 1995, the Company terminated its election under Subchapter S of the Internal Revenue Code.
Pro forma net income and net income per common share have been reflected in the financial statements assuming the Company had been taxed under Subchapter C of the Internal
Revenue Code for Federal and state income tax purposes for the full fiscal year in 1995.

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

Net Income (Loss) Per Common Share - Pursuant to Securities and Exchange Commission Staff Accounting Bulletins, common shares issued prior to the Company's initial public offering, at prices less than the initial public offering price, plus the number of common equivalent shares issuable pursuant to stock options granted at prices less than the initial public offering price, using the treasury stock method, have been included in the number of shares used in the calculation of net income per share in 1995 as if they were outstanding for the entire period. Net loss per share for 1996 was calculated based upon the weighted average shares outstanding. Common stock equivalents were not considered in 1996 as their effect was antidilutive.

Reclassification - Certain reclassifications have been made to conform 1995 financial statements to the presentation in 1996.
The reclassifications had no effect on net income.

2.   Liquidity and Losses Incurred in 1996 Operations:
In 1996, the Company incurred a loss of $1,342,000 and expects to incur additional losses in the first quarter of 1997.
These losses have adversely impacted the Company's working capital. Should losses continue, they would cause significant liquidity problems and may ultimately impact the Company's ability to continue future operations. Furthermore, as of December 31, 1996, the Company was not in compliance with certain reporting and other covenants of its debt agreement with its financial institution.

Subsequent to year-end, the Company has taken action to decrease its overhead and has been successful in bidding additional contracts for future sales. In addition, as of December 31, 1996, the Company has $1,241,000 of working capital and $3,009,000 of equity. Also included in current liabilities, and thereby reducing working capital is approximately $413,000 of debt which is scheduled to be paid after 1997, but is recorded as a current liability due to the "payment on demand" feature included in a new note payable refinanced during 1996. The Company has received its formal waivers of the debt covenant violations. In addition, management believes that certain start-up costs associated with opening new stores, developing a related marketing plan, and establishing the infrastructure for Internet provider services incurred in 1996

                              F-10
      APPLIED COMPUTER TECHNOLOGY, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

should result in increased related revenues in 1997. However, there can be no assurance that these efforts will ultimately enable the Company to return to profitability, and other actions may be required by management. However, management believes the actions taken to reduce overhead and increase revenues will enable the Company to continue operations through 1997.

3.  Property and Equipment:
    Property and equipment consist of the following at December 31:
                                       1996              1995

Office and computer equipment      $1,745,000         $1,025,000
Vehicles                              156,000            109,000
Leasehold improvements                227,000             75,000
Other                                 151,000             29,000
                                    2,279,000          1,238,000
Less accumulated depreciation
  and amortization                   (510,000)          (402,000)
                                   $1,769,000         $  836,000

Included in office and computer equipment is $189,000 and $175,000 at December 31, 1996 and 1995 (net of related amortization expense) of payroll costs related to software development of internal information and communication systems and to provide Internet access for the Company's customers.
In 1995, the Company capitalized direct and indirect costs associated with computer software developed for internal use. In December 1996, the American Institute of CPAs issued an Exposure Draft (E.D.) of a proposed Statement of Position on "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." The Company has adopted the guidelines set forth in the E.D. with regard to internal capitalized software costs. As a result, the Company has expensed (and, therefore, the Company's net loss was increased by the same amount) in the fourth quarter of 1996 certain indirect overhead costs of $339,000 (or (.11) per common share) which the E.D. indicates, if formally adopted as proposed, should not be capitalized. Pursuant to the guidelines of the E.D., this policy was applied retroactively to the beginning of the current fiscal year, and the prior year's capitalized amount was not adjusted. These costs are being amortized over five years.

4. Notes Payable:
Lines-of-Credit - The Company has a $2,500,000 regular line-ofcredit, of which $2,465,000 was drawn upon as of December 31, 1996. Of this amount $506,000 is included in long-term notes payable (even though it is also classified as current due to a "due-on-demand" clause included in the notes) and the balance of $1,959,000 is reflected as notes payable. This balance carries interest at prime plus 2.5% (10.75% at December 31,


                            F-11

      APPLIED COMPUTER TECHNOLOGY, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1996) and is collateralized by substantially all of the assets of the Company and guaranteed by major shareholders of the Company. As of December 31, 1996, the Company was not in compliance with certain financial reporting and other covenants under this note with the financial institution. Formal waivers have been received by the Company. The
Company also has a $2,500,000 "Major-order account" line-of-credit, for which there is no balance outstanding at December 31, 1996. This is a special purpose line-of-credit.

   The Company has the following long-term notes payable outstanding at December 31, 1996:

Note payable to financial institution, bears interest at 9% and is due in monthly installments of $11,000 through June 2001.  The loan agreement limits the distribution of dividends and contains various covenants that pertain to reporting requirements, maximum property and equipment acquisitions, and the organization or participation in other business entities.  The note is
collateralized by accounts receivable, inventory, and
equipment. The note is 82% guaranteed by the U.S. Small Business Administration and is personally guaranteed by certain stockholders.
This note is classified as current as it is due on demand, however, the Company does not expect this
note to be called before its scheduled maturity dates.            $506,000

Notes payable to financial institutions bear interest at 9.14%
and are due in monthly installments totaling $1,000 through
January 2000.  The notes are collateralized by certain
vehicles.                                                          39,000

Other, primarily capitalized leases, collateralized by the
related leased equipment.                                         263,000

                                                                  808,000
Less portion due within one year.                                (571,000)
                                                                $ 237,000
Future principal payments required under long-term notes
payable, considering the Small Business Administration loan
of $506,000 as current due to demand features, as of
December 31, 1996, are as follows:
             Year
             1997                         $    571,000
             1998                               68,000
             1999                               76,000
             2000                               83,000
             2001                               10,000

                                          $    808,000

                            F-12

        APPLIED COMPUTER TECHNOLOGY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 1997, the Company entered into a $1,000,000 lease line commitment with a financial institution for future purchases of capital equipment.

5.  Income Taxes:
Federal and state income tax expense (benefit) consists of
the following amounts at December 31:
                                                            Pro
                                                            Forma
                                 1996         1995          1995
               Current        $(153,000)    $ 163,000      $200,000
               Deferred         (22,000)       22,000        (4,000)

Income tax expense (benefit)  $(175,000)    $ 185,000      $196,000

Effective June 2, 1995, the Company terminated its election under Subchapter S of the Internal Revenue Code.
Accordingly, the net deferred tax liability at that date of $30,000 has been recorded through a charge to the deferred tax provision.

The income tax effects of deferred tax assets (liabilities)
are comprised of the following at December 31, 1996:
                                              1996
Future taxable amounts:
     Depreciation                         $ (20,000)

Future deductible amounts:
     Net operating loss carryforward        300,000
     Reserve for obsolete inventory          30,000
     Accrued liabilities and other           45,000

                                            375,000

Net deferred tax asset                      355,000

Valuation allowance                        (355,000)
Balance                                       $   -

There was no valuation allowance in 1995. The Company has an approximate net operating loss carryforward of $900,000 which expires for the fiscal year ending December 31, 2001.
                                F-13

       APPLIED COMPUTER TECHNOLOGY, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of statutory Federal income tax rates
and the effective income tax rates is as follows:
                                                          Pro Forma
                                 1996             1995     1995
Statutory Federal income
   tax rate (benefit)          (34.0%)            34.0%    34.0%
State and local income
   taxes, net of Federal
   tax benefit                     -                2.0     2.8
Depreciation and amortization      -                6.2    (0.1)
Charge-off of related party
   receivable                      -              (10.9)  (10.9)
Effect of Subchapter S
   election                        -               (4.7)      -
Reduction due to valuation
   allowance                     22.5                -        -
Other                              -               (1.4)    1.0
Effective income tax rate       (11.5%)            25.2%   26.8%

6.  Commitments and Contingencies:
SEC Investigation - In November 1996, the Securities and Exchange Commission (SEC) commenced a formal investigation of the Company. The Company understands this investigation relates primarily to the Company's capitalization of labor and related costs associated with enhancements to the Company's internal software systems, the development of software for the Company's Internet Access service, the development of the Company's new marketing program and the opening of new business centers. As discussed in Notes 1 and 3, the Company changed its accounting policy concerning these costs and elected to expense substantially all of the costs which had previously been capitalized during 1996 by the Company in the areas mentioned above. The SEC's investigation is continuing, however, the Company does not believe the investigation will have a significant financial impact upon the Company's December 31, 1996 financial condition.

Operating Leases - The Company leases office, production, warehouse, and retail facilities under various noncancellable lease agreements which expire through September 2007. The agreements generally provide for certain rent-free, or reduced rent periods and escalating rents in future periods. The Company, however, recognizes rent expense ratably over the terms of the leases. Rent expense for the years ended December 31, 1996 and 1995 was $253,000 and $172,000. Liabilities for rental expense recognized in excess of payments required under the agreements were $5,000 at December 31, 1996.

      APPLIED COMPUTER TECHNOLOGY, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 1996, future minimum lease payments
required under noncancellable operating leases are as
follows:
                    Year
                    1997         $392,000
                    1998          377,000
                    1999          396,000
                    2000          319,000
                    2001          273,000
                 Thereafter       110,000
                               $1,867,000

Retirement Plan - The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all of the Company's employees and allows the Company to make discretionary contributions. No contributions have been made by the Company since the plan's inception.

7. Stockholders' Equity:

Recapitalization - Effective in January 1995, the Company's stockholders approved an amendment to the Articles of Incorporation authorizing 25,000,000 shares of common stock with no par value and 5,000,000 shares of preferred stock with no par value. Also during January 1995, the Company's stockholders approved a 142 for 1 stock split of its common stock. All references to common stock and per share data have been restated to reflect the stock split.

Stock Issuances and Outstanding Warrants - During February 1995, the Company issued 20,000 shares of its common stock for services which were valued at $5,000.

During 1995, the Company completed a private offering of 400,000 shares of common stock. Warrants to purchase 40,000 shares of common stock for $4.55 per share were issued to the underwriter in connection with the offering. The Company also completed a public offering of 1,150,000 units. Each unit included one share of common stock and one redeemable common stock purchase warrant. Two warrants entitle the holder to purchase one share of common stock for $4.50.
Warrants to purchase 60,000 shares of common stock for $4.55 per share, and warrants to purchase 100,000 warrants exercisable at $.14 per warrant were issued to the underwriter in connection with the offering.

      APPLIED COMPUTER TECHNOLOGY, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of warrants outstanding at December 31, 1996 is as follows:

                                     Number of   Exercise  Expiration
Issued For                           Shares      Price     Date
Private offering, underwriter         40,000     $ 4.55    October 2000
Public offering, unit holders        575,000       4.50    October 1998
Public offering, underwriter          60,000       4.55    October 2000
Public offering, underwriter          50,000       4.83    October 2000
Total shares reserved for warrants   725,000

Stock Option Plans - During March 1995, the Board of Directors adopted the 1995 incentive Stock Option Plan (Plan). The Plan authorizes the issuance of up to 600,000 shares of the Company's common stock to employees. Options granted pursuant to the plan are incentive stock options within the meaning of the Internal Revenue Code. The exercise price of the options granted under the plan is not less than the fair market value of the common stock.

The options are granted for terms of five or ten years and
may be increased at such times as may be determined by the
Plan's administrator. Options are subject to certain
acceleration and termination provisions.
A summary of incentive stock option activity is as follows:
                                  1996                    1995
                                        Weighted               Weighted
                                        Average                Average
                              Number    Exercise     Number    Exercise
                             of Shares  Price       of Shares  Price
Outstanding, beginning of
  year                        212,500    $2.32          -       $ -

     Granted                  249,000     5.04       463,500     1.47
     Exercised                (40,000)    2.00          -         -
     Canceled                 (71,000)    2.23      (251,000)     .76
     Expired                        -        -          -         -

Outstanding, end of year      350,500    $4.54       212,500     2.32

During 1996, a former officer exercised 40,000 options. Pursuant to the Plan, the former officer surrendered shares with a market value equivalent to the exercise price.

For all options granted during 1996 and 1995, the weighted average market price of the Company's common stock on the

      APPLIED COMPUTER TECHNOLOGY, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATMENTS

grant date was approximately equal to the weighted average exercise price. At December 31, 1996, options for 250,800 shares were exercisable (at a weighted average exercise price of $4.86) with 64,300 shares becoming exercisable in 1997 and the remaining 35,400 shares becoming exercisable by December 31, 2000. The range of exercise prices is $2.00 - $5.63 for all options outstanding at December 31, 1996. If not previously exercised, options outstanding at December 31, 1996, will expire as follows:

                                                         Weighted
                                                         Average
                                        Number           Exercise
Year Ending December 31,               of Shares         Price
      2000                              20,000            $2.00
      2001                              20,000             4.62
      2005                              47,500             2.00
      2006                              34,000             3.50
      2006                             229,000             5.07

                                       350,500

Directors of the Company have nonqualified options to purchase 20,000 shares of common stock for $2.00 per share granted in 1995 and options to purchase 20,000 shares of common stock at $4.62 per share granted in 1996. The options become exercisable at 25% per year and expire in July 2000 and 2001, respectively. The Company has agreed to grant each of the non-management directors options to acquire 10,000 shares of common stock in 1997. The options will be exercisable at the market value on the date of the grant.

Pro Forma Stock-Based Compensation Disclosures - The Company applies APB Opinion 25 and related interpretations in accounting for stock options and warrants which are granted to employees. Accordingly, no compensation cost has been recognized for grants of options and warrants to employees
since the exercise prices were not less than the fair value of the Company's common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below.
                                         Year Ended December 31,
                                         1996              1995
Net income (loss) applicable to common
stockholders:
      As reported                     $(1,342,000)       $546,000
      Pro forma                       $(1,795,000)       $521,000
Net income (loss) per common share:
      As reported                          $ (.44)      $     .25
      Pro forma                            $ (.59)      $     .25

     APPLIED COMPUTER TECHNOLOGY, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each employee option and warrant granted in
1996 and 1995 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:
                                          Year Ended December 31,
                                           1996               1995
          Expected volatility             50.84%               -
          Risk-free interest rate          6.5%              6.5%
          Expected dividends                 -                 -
          Expected terms (in years)        5.0               5.0

8.  Related Party Transactions:
Certain major stockholders and officers of the Company are general partners of Medical Information Systems (MIS), a related partnership, and also own all of the stock of Managed Care Technologies, Inc. (MCTI). These entities developed and marketed computer software for the managed health care industry, which activities have significantly curtailed in recent years. Advances in prior years made to the related entities have been deducted from retained earnings similar to dividends. Advances in 1995 totaled $3,000. Principal and interest receivable on the advances principally made in prior years totaled $257,000 at December 31, 1995. This balance was deducted by the Company for income tax purposes in fiscal 1995 and was not reflected as an asset for financial reporting purposes as they were charged, as previously indicated, as dividends to retained earnings. However, the Company and the shareholders did execute a note, whereby this balance was to be repaid in monthly installments of $5,000 commencing in 1996. The Company's has agreed to forgive this note in consideration of certain stock options surrendered by these shareholders, and the benefit the Company received from expensing this note for tax purposes.

During fiscal 1996, the Company provided additional services totaling $36,000 to MCTI, which were charged based upon direct costs incurred by the Company on behalf of MCTI. As of December 31, 1996, the Company has notes receivable of $36,000 from its stockholders, which are collateralized by their common stock ownership. Subsequent to year-end, $10,000 has been received on these notes.

In 1995, the Company made $40,000 of distributions to stockholders owning shares during the period the Company was taxed under Subchapter S of the Internal Revenue Code. The distribution allowed the stockholders to discharge income tax liabilities associated with corporate earnings taxed to the individual stockholders.

9.  Concentration of Credit Risk and Major Customer:
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and
                         F-18
    APPLIED COMPUTER TECHNOLOGY, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

temporary cash investments. At times, cash balances held at financial institutions were in excess of FDIC insurance limits. The Company places its temporary cash investments with high-credit, quality financial institutions. The Company believes no significant concentration of credit risk exists with respect to these cash investments.

The Company sells its products and services primarily to customers in the education, corporate, and governmental markets. Credit is extended based on an evaluation of the customer's financial condition and collateral is generally not required. Credit losses have been minimal and such losses have been within management's expectations.

Sales in excess of 10% or more of the Company's sales are
as follows:
                              1996                   1995
              A                15%                    12%
              B                10%                    14%
              C                16%                    15%

Accounts receivable from these customers totaled $322,000 at December 31, 1996.

10.  Segment Information:
The Company's principal operations are in the assembly and distribution of personal computers and Internet access industries. The following is selected information for the fiscal year ended
December 31, 1996 about the Company's industry segments. Since the Internet access segment of the Company was not established until 1996, segment information is not included for the fiscal year ended December 31, 1995.

                                   Computer     Internet
Year Ended December 31, 1996       Sales        Access     Consolidated

Revenue                         $20,228,000   $   11,000    $20,239,000
Loss from operations               (807,000)    (482,000)    (1,289,000)
Depreciation and amortization       257,000       17,000        274,000
Identifiable assets               8,420,000      453,000      8,873,000
Capital expenditures              1,171,000      224,000      1,395,000

                          SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of
the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, therunto duly
authorized.
                                 APPLIED COMPUTER TECHNOLOGY, INC.
                                 By:  /s/ Wiley E. Prentice, Jr.
                                    Wiley E. Prentice, Jr., President and
                                    Chief Executive Officer

                                 By:  /s/ Cynthia E. Koehler
                                    Cynthia E. Koehler, Executive Vice
                                    President and Secretary

                                 By:  /s/ S. Scott Goering
                                    S. Scott Goering,
                                    Principal Financial
                                    Officer

                                 By:  /s/ S. Scott Goering
                                    S. Scott Goering,
                                    Principal Accounting
                                    Officer

                     Date:  April 29, 1997

   In accordance with the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                    Title                           Date
/s/ Wiley E. Prentice, Jr.   President, Chief Executive    April 29, 1997
Wiley E. Prentice, Jr.       Officer and Director

/s/ Cynthia E. Koehler       Executive Vice President,     April 29, 1997
Cynthia E. Koehler           Secretary and Director

/s/ K/ Roger Moody           Director                      April 29, 1997
J. Roger Moody