Form 10QSB
period 1997-03-31
APPLIED COMPUTER TECHNOLOGY INC
filed 1997-06-12
CIK 946244

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB
(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  March 31, 1997
                               OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______
Commission File Number: 0-26826

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

As of May 31, 1997, the Company had 3,063,127 shares of Common
Stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes      No  X

APPLIED COMPUTER TECHNOLOGY, INC.
FORM 10-QSB
INDEX

                                              Page Number
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of March 31, 1997
and December 31,1996..............................3-4

Statements of Operations for the Three
Months Ended March 31, 1997 and
1996...............................................5

Statements of Cash Flows for the Three
Months Ended March  31, 1997 and 1996.............6-7

Notes to the Financial
Statements........................................8-9

Item 2

Management's Discussion and Analysis
of Financial Condition and Results
of Operations.....................................10

PART II.  OTHER INFORMATION

Item 6
Exhibits and Reports on Form 8-K..................11

APPLIED COMPUTER TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
                               March 31,       December 31,
                                  1997             1996
CURRENT ASSETS:
Cash                           $154,000          $710,000
Receivables:
Trade, less allowance
 for doubtful accounts of
 $30,000                      2,237,000         1,700,000
Income taxes                    180,000           280,000
Loans to Officers                90,000            36,000
Other                           171,000            31,000
Inventories                   3,550,000         3,381,000
Prepaid and Other
 expenses                       327,000           328,000
Total current assets          6,710,000         6,868,000

PROPERTY AND EQUIPMENT,
 at cost, net                 2,262,000         1,769,000

INTANGIBLE ASSETS,
 net                            154,000           166,000
OTHER ASSETS                    199,000            70,000
TOTAL ASSETS                 $9,325,000        $8,873,000

LIABILITIES AND STOCKHOLDERS'
 EQUITY
CURRENT LIABILITIES:
Current portion of long-
 term debt                     $698.000         $571,000
Note payable                  2,404,000        1,959,000
Accounts payable              3,222,000        2,752,000
Accrued liabilities             239,000          345,000
Total current liabilities     6,562,000        5,627,000

LONG-TERM DEBT                  612,000          237,000

COMMITMENTS AND CONTINGENCIES
 STOCKHOLDERS' EQUITY:
Preferred stock - no par
 value; 5,000,000 shares
 authorized; no shares
 issued                              --              --

Common stock, no par
 value; 25,000,000 shares
 authorized; 3,063,127
 shares issued and out-
 standing                       4,139,000       4,139,000

Accumulated deficit            (1,988,000)     (1,130,000)

Total stockholders' equity      2,151,000       3,009,000

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY           $9,325,000      $8,873,000

The accompanying notes are an integral part of this financial statement.

APPLIED COMPUTER TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         Three Months Ended March 31,
                                             1997           1996

CASH FLOWS FROM
OPERATING ACTIVITIES:
Net income (loss)                          ($859,000)     $125,000

Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
Depreciation and amortization                150,000        48,000
Loss on disposal                                 --            --
Deferred taxes                                   --         (7,000)
Other                                            --            --
Increase (decrease) from changes in
assets and liabilities:
Accounts receivable                         (536,000)     (423,000)
Inventories                                  (99,000)     (527,000)
Prepaid expenses and other current assets    117,000       (94,000)
Income tax refund receivable                     --         55,000
Accounts payable                             569,000       374,000
Customer deposits                              2,000        (3,000)
Accrued liabilities and other current
 liabilities                                 (93,000)      (39,000)
Net cash used in operating activities       (749,000)     (491,000)

CASH FLOWS FROM INVESTING ACTIVITY
Property and equipment acquisitions         (639,000)      (94,000)

CASH FLOWS FROM FINANCING ACTIVITIES             --             --
Bank overdraft                                   --             --
Net long-term borrowings                     316,000       (25,000)
Net short-term borrowings                    516,000            --
Obligations under capital leases                 --             --
Dividend payments                                --             --
Net proceeds from the issuance of common
 stock and common stock warrants                 --             --
Net cash provided by financing activities    832,000       (25,000)

NET INCREASE (DECREASE) IN CASH
AND CASH  EQUIVALENTS                       (556,000)     (611,000)

CASH AND CASH EQUIVALENTS,
at beginning of  quarter                     710,000     1,277,000

CASH AND CASH EQUIVALENTS,
at end of quarter   -                       $154,000      $666,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash items:
Purchase of equipment for notes and
 capital leases                              316,000            --
Sale of equipment for notes                      --             --
Issuance of common stock under option for
 common stock surrendered                        --             --
Cash paid (received ) for:
Interest                                     112,000            --
Income taxes                                     --             --

The accompanying notes are an integral part of this financial statement

APPLIED COMPUTER TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Three months ended March 31,
                                        1997                  1996

Net Revenues                          $4,798,000            $3,643,000
Cost of goods sold                     4,280,000             2,929,000

Gross Profit                             518,000               714,000

Operating Expenses:
Marketing and selling                    744,000               443,000
General and administrative               386,000               218,000
Internet access cost                     157,000                    --
Total operating expenses               1,287,000               661,000

INCOME (LOSS) FROM OPERATIONS           (768,000)               52,000

OTHER INCOME (EXPENSE):
Other (expense) income                    22,000                15,000
 Interest expense                       (112,000)              (26,000)
 Net other income (expense)              (90,000)              (11,000)

INCOME (LOSS) BEFORE INCOME TAXES       (859,000)               42,000
Income tax expense (benefit)                  --                14,000

NET INCOME (LOSS)                      ($859,000)              $28,000

NET INCOME (LOSS) PER
COMMON SHARE                               (0.28)                 0.01

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                     3,065,127             3,524,480


  The accompanying notes are an integral part of this financial statement.

                   APPLIED COMPUTER TECHNOLOGY, INC.

                    NOTES TO FINANCIAL STATEMENTS
                  Three months ended March 31, 1997

NOTE 1 - CERTAIN FINANCIAL POLICIES

  The Company's unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission applicable to Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on form 10KSB. In the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of the interim periods, such adjustments being of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Revenues from product and system sales are recognized when title to the product or system passes to the customer.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Results of Operations
Quarters ended March  31, 1997 and 1996

The Company reported a net loss of $<859,000> for the quarter ended March 31, 1997 compared to net income of $53,000 for the similar period in 1996. Revenues increased by $1,154,987 or approximately 32% from the similar period in 1996, while the gross profit margin decreased from approximately 20% to 11%.
Contributing to this loss were less than expected revenues as well as several large one-time start-up and development expenses which continued throughout the first quarter of 1997. These expenses included (i) costs associated with the opening of the Company's Business Center in the Denver Tech Center; (ii) expenses incurred in the redevelopment of the Company's image and the generation of associated marketing materials; and (iii) costs involved in the development of the Company's internal information systems. These costs were incurred to complete expansion projects which were begun in 1996, and the Company believes that the majority of these projects are now materially complete.

Sales and service revenues were approximately $4,500,000.
Overall margins were approximately 17% for the Company's normal business accounts. The margins for the quarter, however, decreased to 11% as the result of a $1,600,000 contract which was delivered to NASA at a very low margin. This order to NASA was an exception to the Company's normal business, which the Company deemed to be appropriate based upon a reasonable probability of continued business with this particular customer.

The Company's expansion of its sales force did not contribute to revenues during the first quarter as anticipated, particularily in the areas of retail and SOHO (Small Office/Home Office) business. Towards the end of the first quarter of 1997, the Company scaled down its efforts in the SOHO markets, eliminated many of the sales, marketing, and support expenses associated with this effort, and redeployed remaining Company resources towards the generation of corporate business.

In addition, the Company's expansion efforts in the Denver market-place were delayed due to construction and other factors associated with the opening of its Denver Tech Center Business Center, which did not open until February of 1997.
Notwithstanding the above, sales in the Company's traditional markets continued to be strong. During March 1997, the Company was awarded annual contracts with the United States Military, the United States Air Force, and the United States Naval Academies for delivery of PC's to their incoming freshmen classes. Gross revenues for these contracts will be opproximately $7,500,000.

Sales and marketing expenses increased 68% to $487,000 during the first quarter of 1997 over the same period in 1996. Many of these expenses were continuations of costs associated with the Company's expansion into the Denver marketplace and the Company's upgrading of its corporate image. Although these costs carried into first quarter of 1997, the Company has significantly decreased these expenses as of April 1997.

General and Administrative expenses increased 34% to $386,000 from first quarter of 1997. These expenses were primarily associated with the Company's increase in sales as well as the continuation of infrastructure improvements. The Company continued to make minor investments in its Internet services division, WEBAccess. In March 1997, WEBAccess successfully generated revenues in excess of its expenses.

While the Company intends to continue the development of WEBAccess, the Company believes that the majority of the start-up expenses for WEBAccess were incurred in 1996.

The Company's operations are seasonal to a certain degree, with sales and sevice revenues generally higher in the third and fourth quarters of each year as opposed to the first two quarters. Management attributes this seasonality to purchases made prior to commencement of the school year, sales attributable to the Christmas holiday, and budgetary purchasing cycles of its corporate and government customers.

Liquidity and Capital Resources
The Company incurred a loss of $(859,000) during quarter ending March 31, l997. Due in part to the foregoing, the Company's working capital decreased by $1,093,000. Continuing losses would cause significant liquidity problems and may ultimately impact the Company's ability to continue future operations. The Company anticipated losses in the first quarter, and management believes it has adequate liquidity to sustain future operations.

The Company's current assets were at $6,710,000 as of March 31, 1997 and did not materially change during the three months ended March 31, 1997. The Company's current liabilities increased from $5,627,000 on December 31, 1996 to $6,562,000 on March 31, 1997
due largely to an increase in the Company's accounts payable and notes payable. The Note Payable balance increased as a result of additional borrowings from the Company's line of credit to finance the NASA order. The Company had working capital of approximately $148,000 at March 31, 1997.

The Company's property and equipment increased from $1,768,000 to $2,262,000 during the three months ended March 31, 1997 as the result of costs associated with furnishing and equiping the Company's new Business Center in the Denver Technological Center, as well as equipment purchased for the Company's internal systems and internet services division.

As of March 31, 1997, the Company's principal sources of liquidity were cash of $154,000, accounts receivable of $2,237,000 and inventory of $3,550,000. The Company's current assets are expected to be sufficient to meet the Company's capital requirements during 1997. However, if cash from the collections of accounts receivable, the sale of products, and any debt financing are insufficient, the Company could be required to raise additional capital. There can be no assurance the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable.

In March 1997 the Company reduced its overhead. There can, however, be no assurance that the Company can generate profits and other actions may be required by management. Management, however, believes that the actions taken to reduce overhead and increase revenues will enable the Company to continue operations through 1997. As of April 30, 1997, the Company had a sales backlog of approximately $8,500,000, and the Company continues to aggressively pursue additional sales.


PART II.  OTHER INFORMATION
Item 6.

Exhibits and Reports on Form 8-K

   (a)  There are no exhibits filed as a part of this report.

   (b) On February 4, 1997 the Company filed an 8-K report disclosing the appointment of Hein + Associates as the Company's Independent Auditors.

                           SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         APPLIED COMPUTER TECHNOLOGY, INC.



                         By /s/ Wiley E. Prentice, Jr.
                         Wiley E. Prentice, Jr.
                          President, and Chief Executive Officer


                         By /s/ R. Scott Goering
                          R. Scott Goering, Chief Accounting Officer



Date:  June 9, 1997