Form 10-Q
period 1997-06-30
APPLIED COMPUTER TECHNOLOGY INC
filed 1997-09-05
CIK 946244

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ---------------------

                                  FORM 10-Q
 (Mark One)
         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                For the Quarterly Period Ended: June 30, 1997

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

                              [GRAPHIC OMITTED]
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

      As of June 30, 1997 the registrant had 3,063,127 shares of Common Stock, no par value, outstanding.


 ==============================================================================

                      APPLIED COMPUTER TECHNOLOGY, INC.

                                 FORM 10-QSB

                                    INDEX
                                                                   Page Number

 PART I.  FINANCIAL INFORMATION

      Item 1.           Financial Statements

                  Balance Sheets as of  June 30, 1997 and
                  December 31,1996.....    .............................3

                  Statements of Operations for the Six Months
                  Ended June 30, 1997 and 1996..........................4

                  Statements of Cash Flows for the Six Months Ended
                  June 30, 1997 and 1996....................................5

                  Notes to the Financial Statements.....................6

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations .. ...7-10

 PART II.  OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K.....................11

                    APPLIED COMPUTER TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                 (In Thousands)
                              June 30, December 31,
                                              1997           1996
                                          (unaudited)    (unaudited)
 CURRENT ASSETS:
     Cash                                        $2           $710
     Receivables:
       Trade, less allowance for doubtful
        accounts of $30,000                   1,745          1,700
       Income taxes                             132            280
         Loans to Officers                       88             36
         Other                                   84             31
     Inventories                              3,272          3,381
     Prepaid and Other expenses                 343            328
                                                ---            ---
            Total Current Assets              5,666          6,868
 PROPERTY AND EQUIPMENT, at cost, net         2,225          1,769
 INTANGIBLE ASSETS, net                         130            166
 OTHER ASSETS                                   268             70
                                                ---             --

 TOTAL ASSETS
                                             $8,289         $8,873

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
     Current portion of long-term debt         $623           $571
     Note payable                             1,806          1,959
     Accounts payable                         4,991          2,752
     Accrued liabilities                        376            345
                                                ---            ---
            Total Current Liabilities         7,796          5,627
 LONG-TERM DEBT                                 575            237

 COMMITMENTS AND CONTINGENCIES
 STOCKHOLDERS' EQUITY:
 Preferred stock - no par value; 5,000,000
  shares authorized; no shares issued
 Common stock, no par value; 25,000,000
  shares authorized; 3,063,127 shares issued
  and outstanding                             4,139          4,139
 Accumulated deficit                         (4,221)        (1,130)
                                             -------        -------
            Total stockholders' equity          (82)          3,009
                                                ----          -----

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $8,873          $8,289
                                            =======         ======


     The accompanying notes are an integral part of this financial statement.

                    APPLIED COMPUTER TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)
                       Three months ended Six months ended
                                       June 30                     June 30
                                1997        1996          1997          1996
                             (unaudited) (unaudited)   (unaudited)   (unaudited)
 Net Revenues                   $3,633     $3,574        $8,431        $7,217
 Cost of Goods Sold:
    Cost of  Materials           3323        2564          7261          5493
    Inventory Adjustment          681           0           681             0
    Unabsorbed Services Cost      514          58           856           120
                                  ---          --           ---           ---
 Cost of Goods Sold             4,518       2,622         8,798         5,613
                                -----       -----         -----         -----

 Gross Profit (Loss)             (885)        952          (367)        1,604
                                 -----        -----        -----        -----

 Operating Expenses:
    Marketing and selling         587         495          1,331          802
    General and administrative    491         382            876          673
    Internet access cost          180           -            337            -
                                  ---           -            ---            -
       Total operating expenses 1,258         877          2,544        1,475
                                -----         ---          -----        -----

 INCOME (LOSS) FROM OPERATIONS (2,143)         75          (2911)         129
                               -------         --          ------         ---

 OTHER INCOME (EXPENSE):
     Other (expense) income         1          (8)            23            7
     Interest expense             (91)          2           (203)         (24)
                                  ----          -           -----         ----
       Net other income (expense) (90)         (7)          (180)         (17)
                                  ----         ---          -----         ----

 INCOME (LOSS) BEFORE
   INCOME TAXES                (2,233)         69         (3,092)          112

     Income tax expense (benefit)   -          23              -            37
                                               --                           --

 NET INCOME (LOSS)            ($2,233)        $46        ($3,092)          $75
                              ========        ===        ========          ===

 PRO FORMA INFORMATION:
     Net income (loss) before
      income taxes            ($2,233)        $69        ($3,092)         $112
     Income tax expense
      (benefit)                     -          23              -            37
                                    -          --              -            --

 PRO FORMA NET INCOME (LOSS)  ($2,233)        $46        ($3,092)          $75
                                                                          ===
 NET INCOME (LOSS) PER
   COMMON SHARE                  (.73)         $0         ($1.01)           $0

 PRO FORMA NET INCOME (LOSS)
    PER SHARE                    (.73)         $0         ($1.01)           $0
                                                                           ==

 WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING       3,064,127         $0      3,064,127            $0
                                                                           ==

  The accompanying notes are an integral part of this financial statement.

                    APPLIED COMPUTER TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                                          Six Months Ended
                                                              June 30,
                                                          1997         1996
                                                     (unaudited)    (unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                   ($3,092)         $75
     Adjustments to reconcile net income (loss) to net
     cash used in
          Operating activities:
          Depreciation and amortization                      319          112
          Loss on disposal                                     0            0
          Deferred taxes                                       0            0
          Other                                                0            0
     Increase (decrease) from changes in assets and
     liabilities:
        Accounts receivable                                  (45)         (22)
        Inventories                                          108         (411)
        Prepaid expenses and other current assets             91         (246)
        Income tax refund receivable                         148           36
        Accounts payable                                    2340          732
        Customer deposits                                      0          (53)
        Accrued liabilities and other current                 46          (27)
                                                              --          ----
        liabilities
           Net cash used in operating activities             (85)         196
                                                            ----         ---

     CASH FLOWS FROM INVESTING ACTIVITY
        Property and equipment acquisitions                 (745)       (1142)
                                                            -----       ------
     CASH FLOWS FROM FINANCING ACTIVITIES                      0            0
        Bank overdraft                                         0            0
        Net long-term borrowings                             279          (72)
        Net short-term borrowings                           (157)         (49)
        Obligations under capital leases                       0            0
        Dividend payments                                      0            0
        Net proceeds from the issuance of common stock         0            0
        and
           common stock warrants                               0            0
                                                                           -
               Net cash provided by financing                122         (122)
                                                             ---         -----
               activities
     NET INCREASE (DECREASE) IN CASH AND CASH  EQUIVALENTS  (708)       (1068)
     CASH AND CASH EQUIVALENTS, at beginning of quarter      710         1277
     CASH AND CASH EQUIVALENTS, at end of quarter             $2         $209

     SUPPLEMENTAL CASH FLOW INFORMATION:
     Non-cash items:
        Purchase of equipment for notes and capital          777            0
                                                             ===            =
        leases
        Sale of equipment for notes                            0            0
                                                               =            =
        Issuance of common stock under option for              0            0
                                                               =            =
        common stock Surrendered
     Cash paid (received ) for:
        Interest                                             203            0
                                                             ===            =
        Income taxes                                           0            0
                                                               =            =



  The accompanying notes are an integral part of this financial statement.

                        APPLIED COMPUTER TECHNOLOGY, INC.

                          NOTES TO FINANCIAL STATEMENTS
                        Three months ended June 30, 1997


 NOTE 1 - CERTAIN FINANCIAL POLICIES

     Financial   Information.   The  Company's   unaudited   interim  financial
statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission applicable to Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB.

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

 Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

 Results of Operations
 Quarters ended June 30, 1997 and 1996
     The Company reported a net loss of $2,233,000 for the quarter ended June 30, 1997 as compared to a net income of $46,840 for the similar period in 1996. Revenues were up $59,000 from the similar period in 1996, while the unadjusted gross margin decreased from approximately 28.3% to 8.5%. Adjusted margins for the period were (24%).

     One significant factor contributing to the 2nd Qtr loss was less than expected revenues of $3.6M versus a $6.0M budget which caused the Company to operate below sales volume breakeven. The Company had $8,500,000 in confirmed backlog at the end of the quarter, consisting of approximately $1,000,000 in orders that would have been shipped 2nd Qtr had the orders been taken earlier in the quarter. The remaining $7,500,000 in backlog were for delivery in August. These August deliveries were completed according to contract in August, 1997.

      Another contributor to the 2nd Qtr loss was a decrease in unadjusted gross margins from 28.3% to 8.5% from the similar period in 1996. The Company attributes this drop in margin to the commencement of certain large, long term contracts which were initiated at low margin. It is the Company's expectation that margins on these contracts will improve over time due to industry related pricing declines. There can be no assurance, however, that margins will improve on these or other contracts. Management believes that the decline in margin is further attributable to a temporary loss of focus on product pricing as compared to actual inventory valuation and a reduction in the Company's ability to purchase economically due to present cash constraints. Margins have improved throughout 3rd Qtr as the result of renewed focus in these areas. There can, however, be no assurance that this improvement will continue or that the Company can maintain desirable margins.

The Company's adjusted gross margin on sales dropped to (10.2%) as the result of an unexpected physical inventory adjustment of $681,000. A portion of this adjustment comes from the revaluation of stocked inventory in response to industry technology and pricing trends. The Company believes that this approach will facilitate the Company's renewed focus on product pricing with respect to actual inventory valuation going forward. Management believes that an additional portion of this adjustment is the result of an increase in the distribution of inventory to Business Centers and Service locations. More stringent controls and more effective rotation with respect to inventory allocations have been implemented and enforced to facilitate accurate accounting of all inventory locations. Whereas management believes that it has initiated corrective actions to prevent future adjustments of this nature, there can be no assurance that these actions will prove successful.

      Unabsorbed costs for the Company's networking, training, and service activities were approx $514,000 for 2nd Qtr, bringing the overall adjusted margin to (24%). All three of these areas are being evaluated by the Company.

Operating expenses for the period were as follows: Sales & Marketing expenses increased 18% to $587,000 from the same period in 1996. Contributing to this net increase of $92,000 were increases in telephone and depreciation expense associated with the increase in outbound prospecting at the Company's Denver based Business Centers and shipping expenses to out of state clientele. General & Administrative expenses increased 28% to $491,000 from the same period in 1996. Contributing to this net increase of $109,000 were increases in legal, telephone and depreciation costs. Internet access costs for the company from its investment in WEBAcess, the Company's internet subsidiary, were $180,000 for this quarter versus $0 for similar period 1996. $64,000 of the SG&A increases stated above were attributable to telephone charges. Since the Company shares dedicated telephone equipment with WEBAccess, approximately 60% of this increase can be attributed to WEBAccess, as well.

     Management is disappointed in the results for this and recent periods and has initiated corrective actions. As a means to regain margin on products sold, the customer bid/product pricing process has come under increased scrutiny as the Company refocuses its efforts to assure adequate margin on current and future orders. Concurrently, the Company's product offerings are being evaluated to develop a product mix which supports gross margin goals. The Company has moved from last cost to average cost on inventory valuation to more accurately relieve inventory on products sold. Additionally, the Company has contracted for outside services to improve system controls and accuracy of the inventory system processes including parts substitution, inventory transfers and service inventory accounting. During 2nd Qtr, the Company appointed a Chief Financial Officer to assist in implementing these improvements. While the Company believes that these activities will improve the overall adjusted and unadjusted margins, there can be go assurance that these efforts will successfully regain margin on products sold.

     Indirect service labor & overhead spending has been analyzed and the individual service groups have been tasked to improve billable hours for services rendered and hence improve their contribution to the Company's bottom line. Job positions in all areas of the Company were evaluated at the close of 1st and 2nd Qtrs, resulting in the elimination of multiple positions. Analysis on all positions continues. Additional SG&A expense reductions have been identified and implemented, and results will continue to be reviewed in an effort to control organizational spending. Whereas management believes that this analysis and these activities will facilitate a return to a state of operational profitability, there can be no guarantees that the Company will be successful in this endeavor.

      WEBAccess continues to operate at below breakeven. The Company plans to focus resources to increase it's subscriber base to near breakeven by mid 4th Qtr. Unused capacity available for subscriber use is approximately 65%. The Company intends to use its internet capabilities to sell internet access and hosting services to Corporate, Government, and end users, but there can be no assurances that the Company will be successful in taking WEBAccess to a state of operational profitability.

 Liquidity and Capital Resources

     The Company incurred a loss of $2,233,000 2nd Qtr, 1997. Due in part to the foregoing, the Company's working capital decreased by $2,278,000. Continuing losses would cause significant liquidity problems and may ultimately impact the Company's ability to continue future operations. The Company did anticipate and plan for a portion of the 2nd Qtr, 1997 losses, and management does believe that the Company's liquidity will recover as profits from 3rd Qtr operations generate positive cash flow. The Company is also pursuing additional cash strategies which include operational profitability, liquidation of certain Company assets, and possible equity infusions. There can, however, be no assurance that the Company will be successful in any of these strategies.

     The Company's current assets were $5,666,000 on June 30, 1997 and did change by $1,044,000 during the 3 months ended June 30, 1997. The Company's current liabilities increased from $6,562,000 on March 31, 1997 to $7,796,000 on June 30, 1997 due largely to an increase in the Company's accounts payable. A significant portion of this increase was the result of inventories received during 2nd Qtr to begin pre-production assembly of the $7,500,000 in orders due in August. The Compan's note payable balance decreased approximately $600,000 as a result of less borrowings from the Company's line of credit. The Company has negligible working capital as of June 30, 1997.

     The Company's net property and equipment remained relatively unchanged, with a slight decrease from $2,262,000 to $2,225,000 during the 3 months ended June 30, 1997.

     As of June 30, 1997, the Company's principal sources of liquidity were its cash and accounts receivable of $1,747,000 and inventories of $3,272,000. The company's current assets are expected to be sufficient to meet the Company's capital requirements during 1997. However, if cash from the collections of accounts receivable, the sale of products, and any debt financing are insufficient, the Company could be required to raise additional capital. There can be no assurance the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable.

     The Company continues to reduce its overhead. There can, however, be no assurance that the Company can generate profits, and other actions may be required by management. Management, however, believes that the actions taken to reduce overhead and increase revenues will enable the Company to continue operations through 1997. As of June 30, 1997, the Company has a sales backlog of approximately $8,500,000. These sales are at a margin acceptable to the Company, and the Company continues to pursue additional sales for 3rd and 4th Qtrs, 1997.

     The Company's working capital, while stretched, has thus far been sufficient to meet the Company's aggressive 3rd Qtr production, inventory, and A/R demands. This is due primarily to strong support from vendors, and this support is expected to continue. There can, however, be no assurance that this support will continue.

Subsequent to June 30, 1997 the Company obtained a short term loan from a major vendor for $2.3 million that's payable in September 1997.

                           PART II. OTHER INFORMATION


 Item 6.           Exhibits and Reports on Form 8-K

            (a) There are no exhibits filed as a part of this report.

           (b) No reports on Form 8-K were filed by the Company during the three months ending June 30, 1997.

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

                        APPLIED COMPUTER TECHNOLOGY, INC.



                        By /s/ Wiley E. Prentice, Jr.
                        Wiley E. Prentice, Jr.
                         President, CEO, and Chairman of the Board of Directors



                        By /s/ Daniel T. Radford
                        Daniel T. Radford
                        Chief Financial Officer




 Date: September 4, 1997