Form 10-Q/A
period 1997-06-30
APPLIED COMPUTER TECHNOLOGY INC
filed 1997-09-08
CIK 946244

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ---------------------

                                  FORM 10-Q/A
 (Mark One)
         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                For the Quarterly Period Ended: June 30, 1997

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