Form 10QSB
period 1997-09-30
APPLIED COMPUTER TECHNOLOGY INC
filed 1997-11-07
CIK 946244

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              _____________________

                                   FORM 10-QSB
(Mark One)
      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      -                       EXCHANGE ACT OF 1934
               For the Quarterly Period Ended: September 30, 1997

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

     As of October 31, 1997 the registrant had 3,069,918 shares of Common Stock, no par value, outstanding.


================================================================================

                            APPLIED COMPUTER TECHNOLOGY, INC.

                                        FORM 10-QSB

                                           INDEX
                                                                    Page Number

PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Balance Sheets as of  September 30, 1997 and
               December 31,1996..........................................3

               Statements of Operations for the Three & Nine Months
               Ended September 30, 1997 and 1996.........................4

               Statements of Cash Flows for the Nine Months Ended
               September 30, 1997 and 1996...............................5

               Notes to the Financial Statements.........................6

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations............7-10

PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings.........................................11

      Item 5.  Other Information.........................................11

      Item 6.  Exhibits and Reports on Form 8-K..........................11

              APPLIED COMPUTER TECHNOLOGY, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                                   September 30,      December 31,

                                                        1997               1996
                                                    (unaudited)
CURRENT ASSETS:
    Cash and equivalents                              $     5,000      $  710,000
    Receivables:
        Trade, net of allowance of $30,000              3,397,000       1,700,000
        Income taxes                                            -         280,000
        Loans to Officers                                  92,000          36,000
        Other                                              95,000         433,000
    Inventories                                         2,871,000       3,381,000
    Prepaid and Other                                     450,000         328,000
                                                      -----------      ----------
           Total Current Assets                       $ 6,910,000      $6,868,000

NET PROPERTY AND EQUIPMENT, at cost                     2,015,000       1,769,000

NET INTANGIBLE ASSETS, at cost                            131,000         166,000

OTHER ASSETS                                              259,000          70,000
                                                      -----------      ----------
TOTAL ASSETS                                          $ 9,315,000      $8,873,000
                                                      ===========      ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                  $   46,000         571,000
    Notes payable                                       2,640,000       1,959,000
    Accounts payable                                    5,484,000       2,752,000
    Accrued liabilities                                   278,000         345,000
                                                      -----------      ----------
           Total Current Liabilities                   $8,448,000      $5,627,000
LONG -TERM LIABILITIES                                    642,000         237,000

STOCKHOLDERS' EQUITY:
Preferred stock - no par value; 5,000,000 shares
authorized; no Shares issued
Common stock, no par value; 25,000,000 shares           4,139,000       4,139,000
authorized;
    3,063,127 shares issued and outstanding
Accumulated deficit                                    (3,914,000)     (1,130,000)
                                                      -----------      ----------
               Total stockholders' equity                 225,000       3,009,000
                                                      -----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $9,315,000      $8,873,000

  The accompanying notes are an integral part of these financial statements.

             APPLIED COMPUTER TECHNOLOGY, INC. AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 Three Months Ended       Nine Months Ended
                                     September 30,           September 30,

                                 1997         1996        1997         1996

NET REVENUES                     $13,908,000  $9,126,000  $22,339,000  $16,343,000

TOTAL COST OF GOODS SOLD:
 Cost of  Materials & Overhead    11,928,000   7,206,000   19,189,000   12,699,000
 Inventory Adjustment                 65,000    (37,000)      746,000      (37,000)
 Unabsorbed Services Cost            264,000     365,000    1,120,000      485,000
                                 -----------  ----------  -----------  -----------
COST OF GOODS SOLD                12,257,000   7,534,000   21,055,000   13,147,000
                                 -----------  ----------  -----------  -----------
GROSS PROFIT (LOSS)                1,651,000   1,592,000    1,284,000    3,196,000
                                 -----------  ----------  -----------  -----------
OPERATING EXPENSES:
 Marketing and selling               455,000     591,000    1,786,000    1,393,000
 General and administrative          471,000     399,000    1,348,000    1,072,000
 Internet access cost                206,000          --      543,000           --
                                 -----------  ----------  -----------  -----------
TOTAL OPERATING EXPENSES           1,132,000     990,000    3,677,000    2,465,000
                                 -----------  ----------  -----------  -----------
INCOME (LOSS) FROM OPERATIONS        519,000     602,000   (2,393,000)     731,000

OTHER INCOME (EXPENSE):
 Other income (expense)             (68,000)       4,000     (45,000)       12,000
 Interest expense                  (143,000)     (68,000)   (346,000)      (93,000)
                                 -----------  ----------  -----------  -----------
INCOME (LOSS)
BEFORE INCOME TAXES                 308,000      538,000  (2,784,000)      650,000

 Income tax expense (benefit)            --      160,000          --       197,000
                                 -----------  ----------  -----------  -----------

NET INCOME (LOSS)                $  308,000   $  378,000 $(2,784,000)  $   453,000
                                 ===========  ========== ============  ===========
NET INCOME (LOSS)
PER COMMON SHARE                 $       .10  $      .11 $(      .91)  $       .14
                                 ===========  ========== ============  ===========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                        3,062,127   3,328,443   3,058,865     3,339,109
                                 ===========  ========== ============  ===========


  The accompanying notes are an integral part of these financial statements.

              APPLIED COMPUTER TECHNOLOGY, INC. AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Nine Months Ended
                                                                September 30,
                                                           1997           1996
                                                           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                     $(2,784,000)  $ 453,000
    Adjustments to reconcile net income (loss) to net
    cash used in
         operating activities:
         Depreciation and amortization                        482,000     234,000
         Loss on equipment disposal                                --     161,000
    Changes in operating assets and liabilities:
       Increase (decrease) Accounts receivable             (1,697,000)   (561,000)
       Increase (decrease)  Inventories                       510,000  (1,145,000)
       Increase (decrease)  Prepaid expenses and other        (29,000)   (166,000)
       current assets
       Increase (decrease)   Income tax refund                280,000     156,000
       receivable
       Increase (decrease)  Accounts payable                2,732,000     139,000
        Increase (decrease)  Customer deposits                      0     (53,000)
       Increase (decrease)  Accrued liabilities and
       other current liabilities
                                                              (63,000)    180,000
                                                           ----------  ----------
          Net cash used in operating activities
                                                             (574,000)   (601,000)
                                                           ----------  ----------
    CASH FLOWS FROM INVESTING ACTIVITIES
       Property and equipment acquisitions                   (693,000) (1,380,000)
                                                           ----------  ----------
    CASH FLOWS FROM FINANCING ACTIVITIES
       Principal payments on loans                            (15,000)    (33,000)
       New borrowings                                         192,000     864,000
       Principal payments on capital leases                  (172,000)    (19,000)
       Proceeds from new lease obligations                    557,000      75,000
                                                           ----------  ----------
           Net cash provided by financing activities          562,000     887,000
                                                           ----------  ----------
    NET DECREASE IN CASH AND EQUIVALENTS                     (705,000) (1,094,000)

    CASH AND EQUIVALENTS, at beginning of period              710,000   1,277,000
                                                           ----------  ----------
    CASH AND EQUIVALENTS, at end of period                 $    5,000  $  183,000
                                                           ==========  ==========
    SUPPLEMENTAL CASH FLOW INFORMATION:
    Non-cash items:
       Purchase of equipment for notes and capital         $  857,000  $  175,000
                                                           ==========  ==========
    Cash paid (received ) for:
       Interest                                           $   346,000  $   93,000
                                                           ==========  ==========
       Income taxes                                       $  (280,000) $ (156,000)
                                                           ==========  ==========

  The accompanying notes are an integral part of these financial statements.

                      APPLIED COMPUTER TECHNOLOGY, INC.
                        NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Financial Information - The Company's unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission applicable to Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB.

      In the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of the interim periods, such adjustments being of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Nature of Operations - Applied Computer Technology, Inc. (the "Company") principally assembles and distributes personal computers and related products and services to customers throughout the United States. Additionally, the Company has five business center / training locations within Colorado. During 1996, the Company also expended substantial amounts in establishing the infrastructure to become an Internet provider

Principles of Consolidation - in 1996, the Company established two wholly owned subsidiaries, ACT Far East Limited and ACTNET, Inc. The financial statements include the accounts of the company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Property and Equipment - Property and equipment are stated at cost.

Revenue Recognition - The Company recognizes revenues from product and system sales when title passes to the customer.

Warranty - The company provides a warranty to its customers and the related costs are recorded at the time of sale.

Earnings Per Share Calculation - The quarter ended September 30, 1997 the common stock equivalents were excluded from calculation since the Company's stock price did not exceed the exercise price for a significant portion of the period.
                                       6

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
Quarters ended September 30, 1997 and 1996

The Company reported net income of $308,000 on sales of $13,908,000 for the quarter ended September 30, 1997. This compares to a net income of $378,000 on sales of $9,126,000 for the similar period in 1996. Revenues were up $4,782,000 or 52.4% from the similar period in 1996, while the gross profit dollars increased 3.7% from $1,592,000 to $1,651,000. The gross profit margin percent declined from 17.4% to 11.9% for 3rd quarter 1997 versus the same prior year period.

      A contributor to the reduced Q3 gross profit margin was an increase in cost of materials and overhead from 79.0% to 85.8% for the similar period in 1996. Of this increase, approximately 63.5% is attributable to additional overhead and warranty costs over the prior year period. Approximately 15% of this overhead increase was incurred in connection with the outsourcing of certain of the Company's peak production runs in August. The Company believes that it can accommodate future peaks much more economically inhouse and has leased additional warehouse space to that end. Management believes that the decline in margin is further attributable to a loss of focus on product pricing compared to actual inventory cost and a reduction in the Company's ability to purchase economically due to present cash constraints. Management has initiated programs to regain focus on product pricing and to improve its working capital (see below). There can, however, be no assurance that Management will be successful in improving the Company's margin.

      The Company's adjusted gross margin on sales dropped by 0.47% as the result of an unexpected physical inventory adjustment of $65,000. This adjustment is primarily the result of costing adjustments, and Management does not believe that theft and/or shrinkage contributed significantly to this adjustment. This adjustment is down considerably from the prior quarter, however Management is still disappointed that any inventory adjustments are necessary. Focused activities designed to further improve the inventory systems and procedures to eliminate any future inventory adjustments are underway, however there can be no assurance that these actions will prove successful.

      Unabsorbed costs for the Company's networking, training, and service activities were approximately $264,000 for the 3rd quarter versus $365,000 from the same period in the prior year. All three of these areas are being evaluated by the Company for improving contribution and/or elimination of noncontributing costs. (See below for discussion)

      Operating expenses for the period were as follows: Sales & Marketing expenses decreased 23% to $455,000 from the same period in 1996. Contributing to this net decrease of $136,000 were decreases in advertising and wage expenses. General & administrative expenses increased 18% to $471,000 from the same period in 1996. Contributing to this net increase of
$72,000   were   increases  in  legal,   telephone,   and   depreciation   and
ammortization costs. Internet access costs for the company from its investment in WEBAccess, the Company's internet subsidiary, were $206,000 for this quarter versus $0 for the similar period in 1996.

Nine months ended September 30, 1997 and 1996

      The Company reported revenue of $22.3 million versus $16.3 million, a 37% increase over the comparable prior year period. Net income (loss) for the nine months ended September 30, 1997 was a loss of $2,784,000 versus net income of $453,000 for the comparable prior year period.

      A contributor to the reduced gross profit margin was an increase in cost of materials and overhead from 77.7% to 85.9% for the similar period in 1996. Of this increase, approximately 70% is attributable to additional overhead and warranty costs over the prior year period. Management believes that the decline in margin is further attributable to a loss of focus on product pricing compared to actual inventory cost and a reduction in the Company's ability to purchase economically due to present cash constraints. Management has initiated programs to regain focus on product pricing and to improve its working capital (see below). There can, however, be no assurance that Management will be successful in improving the Company's margin.

      The Company's adjusted gross margin on sales dropped by 3.5% as the result of an unexpected physical inventory adjustment of $746,000. The majority of this adjustment appeared in the 2nd quarter, at which time efforts ensued to research and correct the situation. Management's efforts during 3rd quarter have proven productive, and the adjustment for 3rd quarter was significantly less than the adjustment 2nd quarter. Nevertheless, Management is disappointed that any adjustments are necessary, and efforts continue to improve the inventory systems and procedures. There can, however, be no assurance that these actions will prove successful.

      Unabsorbed costs for the Company's networking, training, and service activities were approximately $1,112,000 for the nine months ended September 30, 1997 versus $485,000 from the same period in the prior year. Unabsorbed costs 3rd quarter were $264,000 as compared to an average of $424,000 per quarter for the six months ended June 30, 1997. All three of these areas are being evaluated by the Company on a continuing basis for improving contribution and/or elimination of noncontributing costs. (See below for discussion)

      Operating expenses for the nine month period were as follows: Sales & Marketing expenses were $1,786,000, a decrease of 0.5% as a percentage of sales from the same period in 1996. Contributing to the net increase of $393,000 over the same period in 1996 were increases in advertising, depreciation, and wage expenses. Sales & Marketing expenses were 3.3% of sales 3rd quarter as opposed to 15.7% of sales for the six months ended June 30, 1997. General & administrative expenses also decreased 0.5% as a percentage of sales, resulting in an overall increase to $1,348,000 from the same period in 1996. Contributing to this net increase of $276,000 were increases in legal, telephone, and depreciation and ammortization costs. General & administrative expenses were 3.4% of sales 3rd quarter as opposed to 10.4% of sales for the six months ended June 30, 1997. Internet access costs for the company from its investment in WEBAccess, the Company's internet subsidiary, were $543,000 for this nine month period versus $0 for the similar period in 1996.

      Early 2nd quarter, Management began a focused program to return the Company to a state of profitability. Management is disappointed by year to date results but is encouraged by the results of 3rd quarter. Management believes that its programs and initiatives are showing signs of success and intends to vigorously continue these corrective actions. As a means to regain margin on products sold, the customer bid/product pricing process has come under increased scrutiny as the Company refocuses its efforts to assure adequate margin on current and future orders. Concurrently, the Company's product offerings are being evaluated to develop a product mix which supports gross margin goals. The Company continues to review and improve inventory methods. Additionally, the Company has contracted for outside services to improve system controls and accuracy of the inventory system processes including parts substitution, inventory transfers and service inventory accounting. During the 2nd quarter, the Company appointed a Chief Financial Officer to assist in implementing these improvements. While the Company believes that these activities will improve the overall margins, there can be no assurance that these efforts will successfully regain margin on products sold.

      Indirect service labor & overhead spending has been analyzed, and the individual service groups have been tasked to improve billable hours for services rendered and to improve their contribution to the Company's bottom line. Job positions in all areas of the Company have been evaluated, resulting in the elimination of multiple positions, and analysis on all positions continues. The Company has curtailed its investments in the expansion of its training business, reducing unabsorbed training expenses. Additional SG&A expense reductions have been identified and implemented, and results will continue to be reviewed in an effort to control organizational spending and to improve organizational financial performance. Whereas management believes that this analysis and these activities will facilitate a return to a state of operational profitability, there can be no guarantees that the Company will be successful in this endeavor.

      WEBAccess continues to operate at below breakeven. The Company plans to focus resources to increase its subscriber base to near breakeven by year-end. Unused capacity available for subscriber use is approximately 60%. The Company intends to use its internet capabilities to sell internet access and hosting services to Corporate, Government, and end users, but there can be no assurances that the Company will be successful in taking WEBAccess to a state of operational profitability.

Liquidity and Capital Resources

      The Company incurred a profit of $308,000 in the 3rd quarter of 1997 and improved its working capital deficit by $617,000. Current year net losses have caused  liquidity  problems  and may impact the  Company's  future operations. The Company is pursuing additional cash strategies, which include operational profitability, liquidation of certain Company assets, and near term equity infusions. There can, however, be no assurance that the Company will be successful in any of these strategies.

      The Company's current assets were $6,910,000 on September 30, 1997 and increased by $42,000 during the 9 months ended September 30, 1997. The Company's current liabilities increased from $5,627,000 on December 31, 1996 to $8,448,000 on September 30, 1997 due largely to an increase in the Company's accounts payable. The Company's net note payable balance increased approximately $175,000 as a result of less borrowing from the Company's line of credit and the addition of a short term vendor note.

      The Company's property and equipment increased by $693,000 for the nine month period ended September 30, 1997. Depreciation and amortization expense for the nine month period was $482,000 compared with $234,000 for the comparable prior year period.

      As of September 30, 1997, the Company's principal sources of liquidity were its cash and accounts receivable of $3,402,000 and its inventories of $2,871,000. The company's current assets are expected to be sufficient to meet the Company's capital requirements during 1997 and into 1998. However, if cash from the collections of accounts receivable, the sale of products, and any debt financing are insufficient, the Company could be required to raise additional capital. There can be no assurance the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable.

      The Company has recently been awarded several significant contract opportunities and has begun pursuing capital to support the growth anticipated by these contracts. As of November 4, the Company had raised $900,000 through the sale of preferred stock (see below). The Company is pursuing the sale of additional securities to raise working capital to support these anticipated opportunities. There can, however, be no assurance that the Company will be successful in obtaining additional investment capital.

      The Company continues to reduce its overhead and improve its margins. There can, however, be no assurance that the Company will be successful in generating profits, and Management may be required to take other actions. Management, however, believes that the actions taken to reduce overhead and improve profitability and that efforts to raise additional capital will enable the Company to continue operations into 1998. As of September 30, 1997, the Company had a sales backlog of approximately $1,458,000, and the Company continues to pursue additional sales for its 4th quarter.

      The Company's working capital, while stretched, has thus far been sufficient to meet the Company's 4th quarter production, inventory, and supplier demands. This is due primarily to strong support from vendors, and this support is expected to continue. There can, however, be no assurance that this support will continue.

                         PART II. OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

      With respect to legal proceedings involving the Company, reference is made to Item 3 of the Company's Annual Report on form 10-KSB for the year ending December 31, 1996.


Item 5.           OTHER INFORMATION

      On November 4, 1997, the Company sold 900 shares of Series A Preferred Stock to a supplier of the Company for $900,000. Payment for the shares was made by the vendor cancelling $900,000 of payables owed by the Company to the vendor. The following condensed pro forma balance sheet of the Company as of September 30, 1997 reflects this transaction :

                  September 30, 1997                  September 30, 1997
                                    Adjustments (1)   (as adjusted)
                  ________________  _______________   _________________

Total Assets            $9,315,000            ----        $9,315,000

Total Liabilities       $8,448,000       ($900,000)       $7,548,000
Long Term Liabilities   $  642,000
Stockholder's Equity    $  225,000        $900,000        $1,125,000

Total Liabilities and
 Stockholders' Equity   $9,315,000                        $9,315,000


(1) Reflects sale of Series A Preferred Stock for $900,000 and payment for shares through cancellation of accounts payable.


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

            (a)   There are no exhibits filed as a part of this report.

            (b) The Company did not file any reports on form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        APPLIED COMPUTER TECHNOLOGY, INC.



                        By /s/ Wiley E. Prentice, Jr.
                        Wiley E. Prentice, Jr.
                        President, CEO, and Chairman of the Board of Directors



                        By /s/ Daniel T. Radford
                        Daniel T. Radford
                        Chief Financial Officer




Date: November 5, 1997