Form 10-K
period 1997-12-31
APPLIED COMPUTER TECHNOLOGY INC
filed 1998-04-01
CIK 946244

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             SEC File Number 0-26826
                            CUSIP Number 038 153 10-2

                                   FORM 12b-25
                           NOTIFICATION OF LATE FILING

                                  (Check One):

[X] Form 10-K [ ] Form 20-F [ ] Form 11-K [ ] Form 10-Q [ ] Form N-SAR

                       For Period Ended: December 31, 1997

--------------------------------------------------------------------------------
                Nothing in this Form shall be construed to imply
                that the Commission has verified any information
                                contained herein.
--------------------------------------------------------------------------------

         If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates: N/A

--------------------------------------------------------------------------------
Part I - Registrant Information

--------------------------------------------------------------------------------
      Full Name of Registrant:  Applied Computer Technology, Inc.

      Former Name if Applicable:  N/A

      Address of Principal Executive Office (Street and Number)

              2573 Midpoint Drive

      City, State and Zip Code

              Fort Collins, Colorado  80525

--------------------------------------------------------------------------------
Part II - Rules 12b-25(b) and (c)
--------------------------------------------------------------------------------

     If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

[X] (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

[X] (b) The subject annual report/portion thereof will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report/portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

[X] (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

--------------------------------------------------------------------------------
Part III - Narrative
--------------------------------------------------------------------------------

      State below in reasonable detail the reasons why the Form 10-K, ll-K, 20-F or 10-Q, N-SAR, or the transition report or portion thereof could not be filed within the prescribed time period.

      The Company's financial statements will not be completed by March 31, 1998.

--------------------------------------------------------------------------------
Part IV - Other Information
--------------------------------------------------------------------------------

(1)  Name  and  telephone  number  of  person  to  contact  in  regard  to  this notification
 William T. Hart              (303)                    839-006l
     (Name)                (Area  Code)          (Telephone Number)

      (2)     Have all other periodic reports
              required under Section 13 or
              15(d) of the Securities Exchange
              Act of 1934 during the preceding
              12 months (or for such shorter period
              that the registrant was required to
              file such reports) been filed?  If
              answer no, identify report(s).                [X] Yes  [ ] No

      (3)     Is it  anticipated  that any  significant
              change  in  results  of operations from the
              corresponding  period for the last fiscal year
              will be reflected by the earnings statements to
              be included in the subject report or
              portion thereof?                              [X] Yes  [ ] No

              It is expected that the Company will have a loss of approximately $5,000,000 for the year ending December 31, 1997.

                        Applied Computer Technology, Inc.
                  (Name of Registrant as specified in charter)

has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  March 30, 1998                          By /s/ Wiley E. Prentice, Jr.
                                                --------------------------
                                               Wiley E. Prentice, Jr., President


--------------------------------------------------------------------------------
                                    ATTENTION

      Intentional misstatements or omissions of fact constitute Federal Criminal Violations (See 18 U.S.C. 1001).
--------------------------------------------------------------------------------

                              HEIN & ASSOCIATES LLP
                            Certified Public Accounts
                           7l7 l7th Street, Suite l600
                           Denver, Colorado 80202-3330


March 30, l998


Securities and Exchange Commission
Washington, D.C.  20549

              Re:    Applied Computer Technology, Inc.

Gentlemen:

              We confirm that the audit of Applied Computer Technology, Inc. is not yet completed and cannot be completed by the required filing date of March 3l, l998 without unreasonable cost and effort.

Sincerely,


HEIN & ASSOCIATES LLP