Form 10-Q
period 1998-03-31
APPLIED COMPUTER TECHNOLOGY INC
filed 1998-06-12
CIK 946244

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q
(Mark One)
    [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 1998

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

      Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes ___ No_X__
      As of June 12, 1998 the Company had 4,800,102 shares of Common Stock, no par value, issued and outstanding.

                        APPLIED COMPUTER TECHNOLOGY, INC.

                                   FORM 10-QSB

                                      INDEX
                                                                  Page Number

PART I.  FINANCIAL INFORMATION

      Item 1.           Financial Statements

                  Balance Sheets as of  March 31, 1998 and
                  December 31,1997......................................3

                  Statements of Operations for the Three Months Ended
                  March 31, 1998 and 1997...............................4

                  Statements of Cash Flows for the Three Months
                  Ended March  31, 1998 and 1997....... ................5

                  Notes to the Financial Statements.....................6

     Item 2.      Management's Discussion and Analysis of
Financial Condition and Results of Operations .........................7-10

PART II.  OTHER INFORMATION

      Item 6            Exhibits and Reports on Form 8-K................11

Consolidated Balance Sheets
                                     ASSETS
                                                  March 31,       December 31,
                                                      1998              1997
                                                (unaudited)
CURRENT ASSETS:
      Cash                                         $6,000           $24,000
      Receivables:
            Trade, less allowance for
             doubtful accounts of $55,000       1,021,000         1,377,000
            Other                                  66,000            99,000
      Inventories                               1,835,000         2,404,000
      Prepaid and Other expenses                  329,000           261,000
                                                ---------         ---------
            Total Current Assets                3,257,000         4,165,000
PROPERTY AND EQUIPMENT, at cost, net            1,717,000         1,852,000
INTANGIBLE ASSETS, net                            113,000           116,000
NOTES RECEIVABLE, related party                   100,000            98,000
OTHER ASSETS                                      275,000           276,000
                                                ---------         ---------

TOTAL ASSETS                                    $5,462,000       $6,507,000
                                                ----------       ----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current portion of obligations
      under capital leases                       $196,000          $172,000
      Current maturiries of long-term debt        910,000         1,108,000
      Accounts payable                          4,008,000         3,952,000
      Accrued liabilities                         407,000           491,000
                                                ---------         ---------
            Total Current Liabilities           5,521,000         5,723,000

LONG-TERM DEBT, less current maturities            37,000            42,000
OBLIGATIONS UNDER CAPITAL LEASES, less
  current maturties                               349,000           399,000
COMMITMENTS AND
STOCKHOLDERS' EQUITY
Preferred  stock  - no par  value;
  5,000,000  shares  authorized;  Series  A
  Preferred Shares, 1,000 shares authorized;
  900 shares issued and (liquidation preference
  $919,000)                                       900,000           900,000
Class B, convertible Preferred Shares,
       1500 shares authorized,
       1500 shares issued and outstanding
       (liquidation preference $1,509,000)      1,326,000         1,326,000
Common stock, no par value; 25,000,000
  shares authorized; 3,085,243 shares
  issued and outstanding at December 31, 1997
  and 3,930,288 outstanding at March 31, 1998    4,193,000         4,183,000
Accumulated deficit                             (6,864,000)       (6,066,000)
                                               ------------       -----------
Total Stockholders' Equity                       (205,000)          343,000
                                                -----------       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $5,462,000        $6,507,000
                                                ==========        ==========

The accompanying notes are an integral part of this financial statement.

Consolidated Statements of Operations

                                          Three months ended March 31,
                                             1998              1997
                                          (unaudited)       (unaudited)

Net Revenues                              $1,934,000        $4,798,000
      Cost of goods sold                   1,988,000         4,437,000
                                          ----------        ----------

Gross Profit (Loss)                          (54,000)          361,000

Operating Expenses:
      Marketing and selling                  379,000           744,000
      General and administrative             323,000           386,000
                                          ----------        ----------
            Total Operating Expenses         702,000         1,130,000


LOSS FROM OPERATIONS                        (756,000)         (769,000)

OTHER INCOME (EXPENSE):
      Other (expense) income                   5,000            22,000
      Interest expense                       (47,000)         (112,000)
                                          -----------       -----------
            Net other income (expense)       (42,000)          (90,000)

LOSS BEFORE INCOME TAXES                   ($798,000)        ($859,000)

Income tax expense (benefit)                     -                 -

                                          --------          -----------
NET LOSS                                  (798,000)           (859,000)

PREFERRED STOCK DIVIDENDS:
Accrued                                   (40,000)                    -
Inputed                                  (229,000)                    -
Net loss applicable to common           ----------           -----------
stockholders                           $(1,067,000)          $(859,000)
                                       ===========           ===========

NET LOSS PER COMMON SHARE                      (0.27)           (0.28)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING    3,930,288       3,065,127


The accompanying notes are an integral part of this financial statement.

Consolidated Statements of Cash Flows

                                                Three Months Ended March 31
                                                 1998                1997
                                               (unaudited)       (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                               ($798,000)        ($859,000)
Adjustments to reconcile net income
(loss) to net cash used in operating activities:
            Depreciation and amortization         156,000           150,000

Increase (decrease) from changes in assets and
liabilities:
      Accounts Receivable                         356,000          (536,000)
      Inventories                                 569,000           (99,000)
      Prepaid expenses and other current assets   (35,000)          117,000

      Accounts payable and other current
       liabilities                                 56,000           569,000
Customer deposits                                      -              2,000
Accrued liabilities and other
      current liabilities                         (84,000)          (93,000)
                                                ----------        ----------
Net cash used in operating
            activities                             220,000         (749,000)
                                                ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITY
Property and equipment acquisitions               (18,000)         (639,000)
                                               -----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES
            Net long-term borrowings              (55,000)               -
            Net short-term borrowings            (175,000)          316,000
            Obligations under capital leases           -            516,000
            Net proceeds from the issuance
            of common stock and common stock
            warrants                               10,000                 -
                                                ---------          ---------
            Net cash provided by financing
            Activities                          (220,000)           832,000
                                                =========           =======

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                               (18,000)          (556,000)
CASH AND CASH EQUIVALENTS,
 at beginning of year                            24,000            710,000
                                                                   --------
CASH AND CASH EQUIVALENTS,
 at end of year                                   6,000            154,000
                                                =======           ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash items:
      Purchase of equipment for notes
      and capital leases                           -              316,000
                                                ====              =======
      Sale of equipment for notes                  -                    -
                                                ====              =======
      Issuance of common stock under
 option for common stock surrendered               -                    -
                                                ====              =======
Cash paid (received) for:
            Interest                            47,000            112,000
                                                ======            =======
Income taxes                                        -                   -
                                                ======            =======


The accompanying notes are an integral part of this financial statement.

                        APPLIED COMPUTER TECHNOLOGY, INC.

                          NOTES TO FINANCIAL STATEMENTS
                        Three months ended March 31, 1998

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

     Dividends and Net Loss per Common Share. Net loss per common share is computed be dividing the net loss applicable to common stockholders (which includes accrued but unpaid preferred dividends) by the weighted average number of common shares outstanding during the year. All commmon stock equivalents have been excluded from the computations because their effect would be antidilutive.

The net loss applicable to common stockholders is determined by adding any dividends enuring to the benefit of the preferred stockholders to the net loss. The holder of Series A Preferred Stock is entitled to dividends at 12% per annum payable quarterly.

The holders of the Series B Preferred Stock are entitled to dividends equal to 7% per annum payable quarterly. 7% dividends will be charged to the future earnings applicable to common stockholders. In addition, the Series B Preferred Stock becomes convertible into commmon stock beginning in January 1998 at a conversion price equal to a 25% discount to the average trading price of the common stock prior to conversion. The discount is accounted for as an additional dividend on the Series B Preferred Stock which is recognized as a charge to earnings applicable to common shareholders. Other terms of the Series B Preferred Stock are more thoroughly discussed in Footnote 8 to the Company's December 31, 1997 Financial Statements.

Item 2.

      MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
Comparison of Quarters ended March 31, 1998 and 1997

      The Company reported a net loss of $798,000 for the quarter ended March 31, 1998 compared to a net loss of $859,000 for the similar period in 1997. Revenues declined by $2,864,000 or approximately 59% to $1,934,000 from $4,798,000 the similar period in 1997. Much of this decline is attributable to a $1,676,000 order which was delivered to NASA during 1st quarter, 1997. Whereas the Company did receive a comparable contract at NASA in 1998, this contract will not be delivered until 2nd and 3rd quarters. Adjusting for the NASA contract, sales were down 38.1% over the same period last year.

The Company generated a $343,000 or 17.74% gross profit on materials in 1998 as opposed to $860,000 or 17.92% in 1997. Although revenues were down from the same period in 1997, margins held relatively constant. Gross margin dollars were, however, eroded by unabsorbed production and service costs of $220,000 and internet access costs of $182,000.

      The Company experienced a slight positive inventory adjustment at the quarterly inventory count. The Company experienced significant inventory write downs during 1997, particularly during 2nd quarter. Management implemented strict inventory procedures in mid 1997 and is encouraged by the accuracy of the year end and 1st quarter counts.

                                   1998       %                   1997      %

Net Revenues                    $1,934,000   100.00           $4,798,000  100.00

      Cost of Materials       ($1,414,000)  (73.11)          ($3,685,000)(76.81)
      Absorbed Overhead       ($   177,000)(  9.15)          ($  253,000)( 5.27)
                              ---------------------         --------------------
      Gross Profit                $343,000  17.74           $   860,000   17.92

      Inventory Adjustments     $    5,000     .26                  -0-    -0-
Unabsorbed  Costs             ($  220,000)(  11.38)         ($   342,000)( 7.13)
Internet Access Costs         ($   182,000)(  9.41)         ($   157,000)( 3.27)
Adjusted Gross Profit   (Loss)($    54,000)(  2.79)         $    361,000   7.52


Unabsorbed overhead costs as a percentage of sales were 11.38% versus 7.13% from the prior year. Adjusted gross profit dollars after unabsorbed costs decreased from approximately 7.52% or $361,000 in 1997 to (2.79)% or ($54,000) in 1998,
due largely to insufficient revenues to generate the necessary gross profit dollars on sales to cover production related fixed expenses. The variances between 1st quarter, 1997 and 1st quarter, 1998 adjusted gross profits are as follows :

1st Qtr 1997 Adjusted Gross Profit       $361,000            7.52%

Margin gain from reduced=20
    net overhead spending                $122,000             3.03%
Margin lost from competitive=20
    market conditions                  ($  52,000)          (1.29%)
Margin lost on absorption from=20
    decreased production                ($280,000)          (.95%)
Margin lost from in gross profit
    potential on unrealized sales       ($215,000)          (5.34%)
Margin gain from inventory &=20
    internet contribution                 $10,000             .24%

1st Qtr 1998 Adjusted Gross Profit      ($  54,000)          (2.79%)

      Whereas sales were soft during 1st quarter, 1998, Management is highly encouraged by the decreased spending which occurred in 1998 as compared to the similar period in 1997. Sales and Marketing expenses decreased 49.1% to $379,000 from $744,000 during 1st quarter, 1997, reflecting significant reductions in wage expenses as well as advertising and marketing expenses. These decreases are the results of expense reduction programs implemented by Management in mid 1997. Additionally, General and Administrative expenses decreased 16.3% to $323,000 as compared to $386,000 during the same period in 1997. These reductions were wage related, as well, as the Company streamlined its Information Systems, Customer Service, and Accounting and Finance operations as part of its cost reduction programs. Management continues to decrease non contributory expenses including expenses associated with the Company's Denver Tech Center facilities. The Company successfully terminated its lease in one of its DTC based facilities and is in the process of negotiation the assignment of the remaining lease.

The Company attributes the low 1st quarter sales to changing conditions in the industry (see below) as well as to low seasonal buying by the State of Colorado and a 6 - 12 month bid cycle which is typical in the Federal market. The Company's Federal bid team was established in mid 1997 and has been actively bidding on large volume contracts. With the State fiscal year end on June 30, the Company anticipates increased volume during its 2nd quarter. Sales backlog as of March 31 was $474,000. Sales backlog as of May 30, 1998 was approximately $850,000 not including the 3 major contracts to NASA, the US Air Force Academy, and the US Naval Academy.

Industry conditions have changed during the past several quarters with the introduction of the sub $1,000 PC. Technological advancements have made it possible to integrate more of a system's componentry directly onto the main system board, bringing down the cost of the overall system unit. The Company has responded to the sub $1,000 PC by discontinuing investments in market segments with commodity based buying patterns, by developing a sub $1,000 PC to offer to the appropriate clientele in its traditional markets, and by focusing its sales efforts on customers with sophisticated technology needs who perceive value in the expandability and performance of open architecture PCs.

      Notwithstanding the above, bookings and future sales in the Company's traditional markets continue to be strong. During May, 1998, the Company was awarded annual contracts with the US Air Force Academy and the US Naval Academy for delivery of PCs to their incoming freshmen classes in August. Gross revenues for these contracts will be approximately $5 million. The Company is in the final stages of the bid process on a $4 million contract to the US Military Academy at West Point. This contract has traditionally been a $2.5 million contract, which the Company has been awarded for the past 3 years. The Company is optimistic that it will be selected as the successful vendor on this contract, but there can be no guarantees that the Company will be awarded this contract.

      Management is encouraged by the renewal of these annual contracts because they confirm the Company's competitiveness and success in the Company's traditional markets. Additionally, large volume contracts of this nature enable the Company to retain gross profits without the overhead absorption loss associated with low volume quarters. The Company's Federal bid team and the Company's State Contract team are actively pursuing additional contracts which will allow the Company to fully utilize its manufacturing capabilities throughout the year, thus eliminating the loss of gross profit dollars to unabsorbed costs. Although the Company has multiple bids in various stages of the bid process, there can be no assurance that the Company will be successful in leveling out the seasonality of its business, and other expense reduction measures may be required.

      WEBAccess, the Company's Internet Services division increased its revenues 36.1%, posting revenues of $114,000 as compared to $83,758 during the similar period in 1997. Operating expenses increased 16% from to $182,000 as compared to $157,000 the prior year. The Company is contemplating the sale of this subsidiary later this year. There can, however, be no assurance that the Company will be successful in negotiating a favorable transaction.

Liquidity and Capital Resources

      The Company incurred a loss of $798,000 during 1st quarter, 1998. Due in part to the foregoing, the Company's working capital decreased by $706,000. Continuing losses would cause significant liquidity problems and may ultimately impact the Company's ability to continue future operations. The Company did anticipate losses 1st quarter, and Management believes that it has sufficient liquidity to sustain future operations.

      The Company's current assets were at $3,257,000 on March 31, 1998 down from $4,165,000 at December, 1997 as the Company has continued to decrease its receivables and reduce its inventory. The Company's current liabilities decreased from $5,723,000 on December 31, 1997 to $5,521,000 on March 31, 1998.
The Company's property and equipment increased by $18,000 during the three moths ended March 31, 1998.

      As of March 31, 1998, the Company's principal sources of liquidity were its cash and accounts receivable of $1,027,000 and inventories of $1,835,000. The Company is in negotiations to issue approximately $1M in preferred stock to alleviate capital constraints. There can, however, be no assurance that the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable.

                           PART II. OTHER INFORMATION


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

            (a) There are no exhibits filed as a part of this report.

            (b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES


      Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        APPLIED COMPUTER TECHNOLOGY, INC.



                        By /s/ Wiley E. Prentice, Jr.
                         ------------------------------
                        Wiley E. Prentice, Jr.
                         President, CEO, and Chairman of the Board of Directors



                        By /s/ Dan Radford
                        -------------------

                        Dan Radford
                        Chief Financial Officer




Date: June 12, 1998