Form 10KSB
period 1997-12-31
APPLIED COMPUTER TECHNOLOGY INC
filed 1998-06-17
CIK 946244

SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON, D.C. 20549

                                           FORM 10-KSB
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the Fiscal Year Ended December 31, 1997

( ) TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                           Commission File No. 0-26826

                               APPLIED COMPUTER TECHNOLOGY, INC.
                    (Name of Small Business Issuer in its charter)

                  Colorado                                84-1164570
           (State of incorporation)            (IRS Employer Identification No.)

       2573 Midpoint Drive, Fort Collins, CO                 80525
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

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes []     No [X ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the most recent fiscal year were $25,555,000. The aggregate market value of the voting stock held by non-affiliates (3,385,000 shares), based upon the average bid and asked prices of the Company's Common Stock on June 15, 1998 was approximately $2,300,000

As of June 15, 1998 the Company had 4,800,102 shares of common stock issued and outstanding.
Documents Incorporated by Reference: None
Transitional Small Business Disclosure Format: Yes [ ] No [X]

Item 1. DESCRIPTION OF BUSINESS

General

      Applied Computer Technology, Inc. (the "Company") markets, installs, services and supports microcomputer systems and related peripheral products principally for use by business and large institutional customers in the corporate, government and retail markets. The Company provides a broad range of microcomputer products and services including hardware, software, system design, consulting, maintenance and training, as well as internet access and related services. The Company assembles custom PCs and peripheral hardware under its own brand name and markets well-known national brands including Compaq, Apple and IBM. The Company also markets and installs operating systems and applications software developed by Microsoft Corporation, Novell, Inc. and other software developers. In May 1998 the Company was notified that it was awarded contracts to supply microcomputers to Johnson Space Center in Houston, the Air Force Academy in Colorado Springs, Colorado, and the United States Naval Academy in Annapolis, Maryland. The amount for these three contracts is approximately $7,500,000. The Company's Federal and State Bid Teams continue to submit bids for similar quantities to customers of a similar profile. Many of these bids, including a $4.5m proposal to the U.S. Military Academy, have not yet been awarded. Although the Company cannot guarantee that any of these outstanding contracts will be awarded to the Company, management is optimistic that certain additional contracts will be awarded to the Company this year.

      The Company's current customers include Colorado State University, NASA, the University of Colorado, Metropolitan State College, University of Oklahoma, U.S. Military Academy, the U.S. Air Force Academy and the U.S. Naval Academy. Management estimates the Company and its predecessors, which from 1986 to 1991 carried on the business now conducted by the Company, have sold over 60,000 microcomputers.

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

      The Company's customers desire a system's integrator who has the technical know how, the purchasing discretion, and the production capacity to manufacture personal computers custom configured to meet their needs. The Company has the technical staff, purchasing experience, and manufacturing flexibility to meet these needs.

      Today lower performance computers, "off the shelf" computers, and much of the end user market are catered to through large discount computer chains. The Company markets its products and services to clients who require more sophisticated computers with a range of technical support services. Many high volume clients, including State and Federal agencies and institutions and highly technical private and public corporations, evaluate criteria such as product life cycle, future expansion capabilities, the availability of technical services, and installed client referrals when selecting a PC vendor. The Company markets its products to clients who evaluate their purchases of microcomputers according to these criteria.

      The microcomputer products segment of the computer industry is highly competitive. A number of computer resellers which compete with the Company with respect to some or all of the products or services offered by it have experienced downturns in operating results due in part, in the Company's opinion, to excessive competition. Because of an industry trend toward decreasing prices for microcomputer products and peripherals, the Company has adopted a "just in time" inventory management system. The Company believes that by selling various microcomputer products, peripherals and services as customized integrated systems, the Company is able to charge higher prices and thereby earn higher gross profits than those attributable to commodity hardware sales.

Products and Services

      The Company provides turnkey solutions designed to meet its customers' information system requirements. Systems typically include microcomputer and networking hardware, peripheral equipment, operating system software and network system software. The Company also derives a portion of its sales and service revenues from installation, integration, consulting, upgrades, maintenance and training.

      The Company believes that its customers have, and will continue, to utilize computer networks to allow a wider distribution of information and applications. The Company offers network hardware and software to its customers, providing support and maintenance for network systems, and focusing certain of its marketing and sales resources on developing customers with networking requirements.

      Hardware. The Company's microcomputer systems are customarily sold using components and peripherals provided by the Company's suppliers. Hardware included in these systems may include, among other items, personal computers and PC workstations (including monitors, disk drives and memory), peripherals including modems, printers and scanners, network file servers, hard disks, tape drives, power supplies, printers, high speed modems, network interface cards and cabling. The Company assembles its microcomputer systems using products from a number of manufacturers. In addition to branded computer products, the Company purchases components from a number of suppliers from which the Company assembles microcomputers which bear the Company's brand name and logo. The majority of the Company's revenues are generated through the sale of PCs which bear the Company's name. The Company believes that its customers have accepted assembled microcomputers using the Company's brand name, as opposed to national brands, due to the increasingly common performance characteristics of most microcomputers. Furthermore, the Company believes that its customers choose the Company's computers because of the Company's ability to custom configure computers at a price acceptable to the client. Custom configuration allows the Company and client to work closely together to select the right components and service and support options for the user's environment and information technology needs. The Company intends to continue to provide custom-assembled microcomputers to its customers, both as a means of servicing each customer's particular automation requirements as well as achieving significantly higher margins than those associated with mass produced national brand microcomputers.

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

      Services. The Company offers a full complement of services which are designed to meet the Company's goals of providing a customized solution to the customers information requirements. The services offered by the Company include component reliability, compatibility and reliability testing, integration and networking services.

      In many bid situations the client desires a specific configuration which the Company provides. In other situations, the client relies upon the Company to provide recommendations. In both cases, the Company differentiates itself competitively by offering a customized solution. These up front services are built into the Company's pricing structure.

      The Company's customer service program provides customers with ongoing hardware and software maintenance and hotline telephone support. Agreements which provide for upgrades maintain the customers' hardware, operating systems or documentation to the then current standard release level supported by the Company. Where contracted for separately, maintenance services are billed monthly in advance and implementation and consulting services are billed monthly as incurred.

Sales and Marketing

      The Company's products and services are marketed and sold principally on a direct basis by the Company's sales and marketing personnel. As of March 31, 1998 the Company had 8 full-time employees engaged in sales and marketing activities, including representatives serving the corporate and government and in-house sales associates. The sales representatives are compensated using a combination of salary and commissions.

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

      The Company's customer base principally consists of various corporate and government entities. During 1997, approximately 79% of the Company's revenues were the result of sales to government and educational institutions, 11% to commercial accounts, and 10% to retail customers, although a significant amount of these retail sales were to smaller businesses. The Company's three largest customers during 1997 were: the U.S. Air Force Academy, the U.S. Military Academy, and U.S. Naval Academy. The Company anticipates that its sales to the Departments of the Army, Air Force, and Navy will be in excess of 30% of the Company's sales and service revenues in 1998.

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

      The Company actively attends Federal trade shows and utilizes a variety of bid services to generate State and Federal leads. The Company also engages in print and radio advertising when appropriate.

      The Company offers installation, upgrades, maintenance, training and technical support to its customers and estimates that approximately 75% of its customers purchase one or more of these services from the Company within one year of the purchase of hardware.

      The Company sells its computer systems at prices which are comparable to competitor's systems having similar features. The Company sets its rates for service, repair and training so as to be comparable with the rates charged by competitors. The Company believes that its pricing policy allows the Company to differentiate itself from competitors on the basis of service.

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

      As of March 31, 1998 the Company had a sales backlog of approximately $474,000.

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

      The following table provides information concerning the location and services offered by the Company's Business Centers:


                              Current
                              Services          Monthly           Lease
      Location                Offered           Rental(1)         Termination

2573 Midpoint Dr.             (2)(3)            $10,650           01/00
Fort Collins, Colorado

2601 Midpoint Dr.             (4)               $15,114           12/02
Fort Collins, Colorado

One Tabor Center              (3)                $5,092           09/01
1200 17th St.
Denver, Colorado

5975 N. Academy Blvd.         (3)               $ 2,312           08/97
Colorado Springs, Colorado

6501 E. Belleview Ave.        (3) (*)           $12,895           12/01
Suite l20
Englewood, CO  80lll

1640 Range Street             (3)               $ 2,600           07/00
Boulder, Colorado

3 Bethesda Metro Center, Ste. 700   (3)          $1,440           12/98
Bethesda, MD  20814

(1) Base rent plus common area and maintenance fees, excluding taxes. (2) This facility includes the Company's Executive Offices, Computer Assembly Facility and Service Center. (3) Sales, technical service, repairs and training services.
(4) Manufacturing facility (*) In the process of subletting.

      The Company expects that its existing executive and assembly facilities will be adequate for the Company's needs for the foreseeable future. In late 1997 the Company expanded its manufacturing facility. However, should the Company require additional space for assembly of microcomputers for large contracts, the Company believes additional facilities are available near the Company's existing headquarters at a cost comparable to that now paid. The Company recently negotiated a release from half its space at E. Belleview Ave. effective June 30, 1998 saving $5,900 in monthly rent.

Suppliers

      The Company purchases microcomputers, software and components used in the assembly of its own brand of microcomputers from outside suppliers. The Company has no long term agreements with its suppliers with respect to the price or supply of components or peripherals purchased by the Company.

      The Company is an authorized reseller of network operating software developed by Microsoft and Novell. The agreements with Microsoft and Novell authorize the Company to sell and support Microsoft and Novell network operating software. These agreements obligate Microsoft and Novell to provide the Company with sales leads, technical support, introductory product releases, product promotion literature and technical documentation and may be terminated by either party without cause on 30 days notice.

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

Competition

      The microcomputer segment of the computer industry is intensely competitive and is characterized by rapid technological advances, evolving industry standards and technological obsolescence. Many of the Company's current competitors have longer operating histories and have greater financial, technical, sales, marketing and other resources than the Company. In addition, there are a number of large, well capitalized firms that could, should they choose to do so, market microcomputer hardware, peripherals and software in direct competition with the Company. The Company believes that the principal competitive factors in the market for microcomputer products include price, service and support, ease of use and the ability to integrate with other technologies, brand availability and market presence. The Company currently views Dell, Gateway, Tangent, and Micron as its principal competition in the microcomputer market in which the Company is active. The Company also competes to a lesser extent with a number of value added resellers, computer retailers, electronic specialty stores and mail order distributors active in the microcomputer hardware or software markets. There can be no assurance the Company will be able to compete successfully against its competitors or that the competitive pressures faced by the Company will not adversely affect its financial performance.

Internet Services

      In October 1996, the Company began offering internet access to the Company's customers and the general public. As an Internet Service Provider, the Company provides Internet access to persons wishing to view and/or use information stored on the Internet. Persons using the Company for Internet access have unlimited E-Mail usage through the Internet. In addition, the Company offers World Wide Web ("Web") sites (one or more pages of information on the Internet) to businesses that want to advertise their products or services on the Web. The Company presently provides 56K dial up connections along the front range and installs ISDN and T1 connections, including hardware, to corporate clients. Customers can establish initial access to the Internet using the Company's dial-up service and standard analog modems. Basic service includes unlimited usage for non-commercial purposes and E-Mail. Customers can obtain additional E-Mail names (so that family members can receive E-mail addressed to them) without incurring the full expense of an additional account. Each personal account also includes, at no extra charge, 10Mb of storage space for Web documents.

      The Company believes that its primary source of Internet related revenues will be fees from providing Internet access and telecommunications integration services to businesses.

Employees

The Company employed 66 persons as of March 31, 1998. Of these, 16 were employed in administration, 14 in assembly and shipping, 8 in sales and marketing and 25 in support, services, training and technical support. The Company's employees are not covered by any collective bargaining agreements. The Company believes that its employee relations are good.

Item 2. DESCRIPTION OF PROPERTY

      See "Business Centers" in Item 1 of this report.

Item 3. LEGAL PROCEEDINGS

    In November 1996 the Securities and Exchange Commission (SEC) commenced a formal investigation of the Company. The Company understands this investigation relates primarily to the Company's capitalization of labor and related costs associated with enhancements to the Company's internal software systems, the development of software for the Company's internet service, the development of the Company's new marketing program and the opening of new business centers. At December 31, 1996 the Company changed its accounting policy concerning these costs and elected to expense a substantial portion of the costs which had previously been capitalized during 1996 in the areas mentioned above. As of March 31, l998, the investigation is still open. The Company intends to enter into discussions with the SEC to resolve this matter.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of March 31, 1998, there were approximately 500 beneficial holders of the Company's Common Stock and Warrants. The Company's Common Stock and Warrants are traded on the National Association of Securities Dealers Automatic Quotation ("NASDAQ") System. Set forth below are the range of high and low bid quotations for the periods indicated as reported by NASDAQ. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

         Quarter Ending                Common Stock              Warrants
                                        High       Low        High       Low

          12/31/95 (1)               $4.50      $4.31        $0.88      $0.63

           3/31/96                   $5.63      $5.00        $1.06      $0.69
           6/30/96                   $5.63      $3.88        $1.06      $0.56
           9/30/96                   $5.00      $4.25        $0.82      $0.82
          12/31/96                   $5.44      $3.50        $l.00      $0.38

           3/31/97                   $4.06      $2.62        $0.50      $0.25
           6/30/97                   $3.43      $1.75        $0.25      $0.12
           9/30/97                   $8.06      $1.50        $1.62      $0.06
          12/31/97                   $5.25      $2.25        $0.81      $0.37

(1) The Company's Common Stock and Warrants began trading on October 26, 1996. Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available for the payment of dividends and, in the event of liquidation, to share pro rata in any distribution of the Company's assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. The Company has not paid any dividends and the Company does not have any current plans to pay any dividends. The Company has issued shares of Series A Preferred Stock (see below) which restrict the payment of dividends.

         Recent Sales of Unregistered Securities. During the year ending December 31, 1996 the Company issued 22,116 shares of common stock to a former employee as the result of the exercise of stock options held by the former employee. The issuance of the shares was exempt from registration pursuant to section 4(2) of the Securities Act of 1933 since the issuance of the shares was not a transaction involving a public offering. The shares issued as a result of the exercise of the options were restricted securities as that term is defined in Rule 144 of the Securities and Exchange Commission.

            In November 1997, the Company sold 900 shares of Series A Preferred Stock to a supplier of the Company for $900,000. Payment for the shares was made by the vendor cancelling $900,000 of payables owed by the Company to the vendor. At the option of the holder of the Series A Preferred Shares, the Preferred Shares may be converted into shares of the Company's common stock on the basis of one share of Preferred Shares for shares of Common Stock equal in number to the amount determined by dividing $1,000 by the Average Closing Price of the Corporation's Common Stock over the five-day trading period ending on the day prior to the conversion of the Preferred Stock. The conversion price however may not be less than $1.00 per share of more than $3.00 per share. As of June 15, 1998 none of the Series A Preferred Shares had been converted into shares of the Company's common stock.

            On November 24, 1997, the Company sold 1,500 shares of its Series B Preferred Stock, plus 82,192 Common Stock Purchase Warrants, to a foreign investor for $1,500,000. The number of shares issuable upon the conversion of each Series B Preferred Share is determined by dividing $1,000 by the lower of
(i) $3.65, or (ii) 75% of the average closing bid price of the Company's common stock on the five trading days preceding the conversion date. Each Warrant allows the holder to purchase one share of the Company's common stock for $4.02 at any time prior to November 21, 2000. The sale of the Series B Preferred Stock and Warrants was made in reliance upon Regulation S of the Securities and Exchange Commission. As of May 31, 1998 all shares of the Series B Preferred Stock had been converted into 1,679,859 shares of the Company's Common Stock.

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

                                               Years Ended December 31,
                                      1997                 1996
                                           (in thousands, except per share data)
Statements of Operations Data:

Sales and service revenues             $25,555        $20,239
Cost of goods sold                      25,730         17,577
Gross profit (loss)                       (175)         2,662
Operating expenses                       4,332          3,951

Loss from operations                    (4,507)        (1,289)
Other income (expense), net               (429)          (228)
Income tax benefit                          --            175
Net loss                               $(4,936)       $(l,342)
Preferred Stock Dividends                $(257)             0
Net loss per common share               $(1.69)        $(0.44)

Weighted Avg Common Shares Outstanding    3             3,042

Balance Sheet Data as of December 31, 1997 (in thousands):

Current Assets                            4,165
Current Liabilities                       5,723
Working capital deficit                  (1,558)

Total assets                             $6,507
Total liabilities                        $6,164
Shareholders' equity                       $343

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

DISCUSSION OF 1997 AND 1996

The Company has suffered significant losses during the years ended December 31, 1997 and 1996. These losses are the result of increases in the areas of Sales and Marketing, Network Services, and reductions in gross margin. These costs include wages, depreciation, rents, and impairment of long-lived assets (leasehold improvements). The Company's communicated strategy was to expand its business into the Corporate marketplace by offering the Company's traditional products and services as well as training services, systems integration services, and `branded' products including Compaq, IBM, and HP. The Company established Business Centers with sales and technical staff to this end.

These expansion efforts did not yield the anticipated results, and Management began discontinuing investments in these areas during the 2nd quarter of 1997. In June of 1997, the Company accepted the resignation of its VP of Sales and Marketing and began eliminating much of its expansion related Sales and
Marketing related expenses. In the 3rd and 4th quarters of 1997, Management restructured its Sales and Marketing department and its products and services to redirect its efforts back into the Company's traditional markets. During this restructuring, the Company intensified its sales resources dedicated to expanding the Company's business on the State of Colorado contract. A Federal bid team was also established to solicit and respond to Federal bids. The Company continues to service certain Corporate accounts with purchasing requirements consistent with the Company's core focus but has discontinued investments in expanding this market. Management believes that its restructuring will enable the Company to continue sales growth at margins acceptable to the Company while eliminating much of the expense associated with expansion into other markets. There can, however, be no assurance that the Company will be successful in returning to a state of operational profitability.

Throughout the 3rd and 4th quarters of 1997 and into 1998 Management has implemented significant cost reduction programs. The Company has consolidated its operations to run more efficiently, and inventory controls and pricing structures have been deployed to improve margins. The Company's sales force has been focused on expanding the Company's business in its traditional markets, including State and Federal agencies and institutions and High Tech Manufacturing firms. The Company believes that it will be successful in expanding its business in its traditional markets and that the Company's new conservative budget will enable the Company to return to a state of operational profitability. There can, however, be no assurance that the Company will successfully expand its business in its traditional markets or that the Company will be successful in returning to a state of operational profitability.

Management is disappointed by results for the years ended December 31, 1996 and 1997, but it is encouraged by the reduced spending in the 1st quarter of 1998 as wage expense has fallen by 40%. Other expenses, including advertising and promotions, have decreased as well. The Company declined to renew its lease for its Ft Collins based Business Center during the 3rd quarter of 1997 and has moved those operations to its Corporate Service Center. The Company has successfully negotiated out of its lease on one Business Center facility in the Denver Tech Center and is working to terminate another Business Center lease. While the Company believes that these activities will improve its financial results, there can be no assurance that these reductions in overhead will restore the Company to a state of operational profitability, and the Company expects to continue to incur operational losses at least through the 1st quarter of 1998.

Sales

The Company is highly focused on participation in numerous new Federal agencies' bids which will be awarded throughout 1998. The Company is selectively targeting agencies which intend to purchase large quantities of custom configured systems. The Company has experience with these types of contracts and believes that it compares favorably against its competitors in these markets. The recently announced NASA contract for $1.5 million demonstrated the Company's ability to compete successfully in this market. There can, however, be no assurance that the Company will be awarded additional contracts. The Company continues to de-emphasize retail and corporate accounts in favor of State, Federal and high tech accounts.

The Company's annual contract with the State of Colorado was renewed during the 1st qtr of 1998. Sales, nevertheless, remained soft during that quarter. The Company has mobilized to capitalize on this and other on-going opportunities and is aggressively pursuing orders for the State's fiscal year end this June. Sales orders in the 2nd quarter improved over those of 1st quarter due to increased demand on the State of Colorado. contract and the award of some smaller Federal contracts. During the 2nd quarter sale of 1998, the Company's sales orders include a significant order to NASA and orders to several State of Colorado colleges and school districts, the University of Oklahoma, the State of Colorado. Dept of Labor, and a small order to the US Military Academy at West Point. As of May 31, 1998 the Company had approximately $850,000 in backlog in addition to the major contracts recently announced in press releases which are expected to provide for total sales of $6.5 million during fiscal 1998.

The National Institute of Health (NIH) Contract awarded to the Company last fall has been slow to develop sales for the Company. This five year award allows the Company and approximately 40 other information technology vendors to sell directly to the government without the need to competitively bid each of their purchases. The Company realizes that, even with this contract, a targeted sales force calling on federal agency procurement personnel is mandatory. The Company's representative in Washington DC has been actively attending trade shows in the Washington, D.C. area. The Company's Federal bid team, which was established during the 2nd quarter of 1997, is actively soliciting Federal business using the NIH contract and other procurement vehicles established by the Federal government. Additionally, the Company is pursuing inclusion under other government procurement schedules. There can, however, be no assurance that the Company will be successful in generating sales from the NIH contract or in being included in other government procurement schedules.

Margin

Margins continue to be under increased pressure from competition. With the advent of the sub $1,000 computer system, certain markets have become more price sensitive. Manufacturing costs for these systems, however, are less than for more sophisticated systems, as these systems typically integrate more on the system board. The Company believes that it can compete favorably with a sub $1,000 PC within its traditional markets by leveraging its quality products and its reputation for service and support within its existing customer base. The Company is further addressing margins by focusing on customers with more sophisticated technical and servicing requirements. It is the Company's experience that sales to this group of customers permit better margins.

Overalls margin suffered in 1997 due to significant inventory adjustments. The Company experienced $681,000 in adjustments in the 2nd quarter of 1997 due primarily to significant reduction within the industry on costs of parts below the amounts such items were carried in the Company's inventory. The Company experienced an additional $65,000 in inventory adjustments during the 3rd quarter, 1997. Management has implemented inventory procedures and controls to reduce the Company's inventory exposure going forward. Whereas Management is satisfied that the problems of the 2nd and 3rd quarter have been resolved, the Company will be challenged, as is the industry, with inventory valuation issues as component costs continue to decrease. In the fourth quarter of 1997, approximately $305,000 was recorded as expense from inventory valuation related to the year end lower of cost or market analysis. This adjustment reduced overall margins by 1% of sales. Management is addressing this valuation issue by reducing the number of components which are inventoried, implementing strict JIT (Just in Time) purchasing procedures, and implementing secondary distribution channels for older inventory.

The Company's large contracts generally allow the Company to obtain favorable pricing due to the increased volume of purchases. The Company's ability to command preferred vendor status and receive favorable pricing has come under increased pressure due to working capital constraints.

Overhead

Staffing reductions, particularly in the area of Sales and Marketing, were made during the 3rd and 4th qtrs of 1997. Additional staffing reductions were made at the end of December 1997 and early January 1998 which will reduce unabsorbed service costs and production overhead which Management expects will improve the Company's gross margins in 1998. Manufacturing volume, which was low in the 4th quarter of 1997 caused the cost of overhead to increase as a percentage of gross sales. Increased volume in subsequent quarters would improve gross margins as indirect fixed costs expenses would be absorbed by the higher sales volume. Other significant overhead reductions include the elimination of the Company's Ft Collins Business Center and the termination of one of the Company's leases in the Denver Tech Center. Negotiations are underway to assign the Company's second Denver Tech Center lease.

The Company experienced losses in 1997 and in 1996 due to expansion related spending. Although the marketplace remains highly competitive, the Company has demonstrated its ability to retain long term customers and to successfully obtain new business from new clients. The Company's production capacity is flexible, and it is adequate to sustain significant volume. Management believes that increased volume at acceptable margins combined with significantly reduced spending will restore the Company to a state of operational profitability. There can, however, be no assurance that the Company will be successful in obtaining additional orders or that Management will be successful in implementing additional expense controls.

RESULTS OF OPERATIONS

The Company generated a net loss of $4.9 million on $25.6 million in sales in 1997. The Company attributes much of this loss to expenses incurred in an unsuccessful attempt to gain market share in new markets and to expand its Network Services Organization. These expansion programs, which were launched in 1996, added significant expense to the Company, particularly in the areas of wages, rents, and depreciation. When the anticipated sales did not materialize according to plan, the Company accepted the resignation of its Vice President of Sales and Marketing and restructured the Company's Sales and Marketing efforts to be more consistent with the Company's traditional business. Concurrently, the Company began significant cost cutting programs, particularly in the areas of Sales and Marketing. These restructuring activities began in the 3rd quarter of 1997 and continue into 1998.

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 1997 AND 1996

NET REVENUES. Net revenues increased $5.3 million, or 26.3%, to $25.6 million in fiscal 1997 from $20.2 million in fiscal 1996. The increase in net sales was attributable to sales to new customers, increased sales to existing customers, and increased sales of value-added services. WEBAccess, the Company's internet subsidiary increased its revenues $300,000 to $311,000 in fiscal 1997 from $11,000 in fiscal 1996 (startup period).

GROSS PROFIT (LOSS). Gross profit decreased $2.8 million, or 81.1% to a loss of ($175,000) in fiscal 1997 from $2.6 million profit in fiscal 1996, and decreased as a percentage of net sales to (0.7%) in fiscal 1997 from 13.1% in fiscal 1996. Gross profit is displayed below as (Revenues - Materials and Overhead - Inventory Adjustments - Unabsorbed Service Cost - Internet Access
Cost).

COST OF GOODS SOLD. Presented below is a breakdown of the principal components of Cost of Goods Sold for the years ended 1997 and 1996.

                        .                      ($ in thousands)
                                     1997         %        1996         %
Cost of materials and overhead     $22,256      86.50    $16,181      92.06
Inventory Adjustments                1,051       4.08         88       0.50
Unabsorbed Service Cost              1,620       6.30        815       4.64
Internet Access Cost                   803       3.12        493       2.80
                                   $25,730     100.00    $17,577     100.00


Presented below is a reconciliation of the approximate impact of key factors affecting the change in margins from 1996 to 1997.

                                                ($ in thousands)
                                                            $               %
1996 Gross Profit                                         2,662           13.1
Margin lost from competitive market conditions             (874)          (4.3)
Margin lost from additional inventory cost adjustments     (900)          (4.4)
Margin lost from additional service cost                   (753)          (3.7)
Margin lost from additional internet cost                  (310)          (1.4)
1997 Gross Loss                                           $(175)          (0.7)%

Materials costs have been negatively impacted by more competitive market conditions. During 1997, the industry introduced a sub $1,000 PC which has been accepted by many computer users. This sub $1,000 PC is desirable to price conscious buyers but is not suitable for purchasers who desire high performance PCs. Management has responded to market conditions by focusing its sales and marketing efforts on specific clients who recognize value in the Company's products and services. The Company has refocused its Sales and Marketing efforts on traditional Federal and State Government and Institutional clients and on high tech and Manufacturing firms. The Company has de-emphasized sales of products and services to certain SOHO (Small Office Home Office) and end user market segments which tend to favor commodity prices. The Company has also developed a sub $1,000 PC using 3rd party components to offer this product to its traditional markets. There can, however, be no guarantee that the Company will be successful in improving margins on its products and services or in gaining market share in its target markets.

The 4th quarter of 1997 physical inventory resulted in a slight increase to inventory prior to valuation. Management attributes this to the enforcement of strict inventory controls which were implemented after a significant inventory adjustment was posted in the 2nd quarter of 1997. However, the year end computation of lower of cost or market resulted in an approximate $300,000 inventory valuation write down. This write down reflects a downward trend in component pricing in the computer industry. Management believes that this exposure can be minimized by adhering to strict Just in Time (JIT) purchasing practices and by reducing the variety of products offered by the Company. Management is also researching certain secondary distribution channels to liquidate 'end of life' inventory components before they valuations decline. There can, however, be no assurance that these strategies will be successful in reducing future inventory valuation write downs.

The Company believes that direct labor was higher than necessary, particularly in the 3rd quarter 1997, due to the limitations of the Company's previous manufacturing facility. Additionally, the Company outsourced certain contracts at additional expense. The Company has leased additional space to increase capacity and believes that the implementation of this new facility will decrease overall direct labor and eliminate the need to outsource during peak periods. There can, however, be no assurance that the implementation of this facility will reduce these costs.

Unabsorbed service costs increased as the result of the Company's expansion of its Network Services Organization and as the result of service technician overhead associated with performing warranty work. Late in the 4th quarter of 1997, the Company eliminated under utilized technical staff and consolidated its Network services. During the 1st quarter, of 1998, a central dispatch system was implemented to maximize technician efficiency and reduce unabsorbed service costs. Additional programs designed to increase revenue in the Company's hardware maintenance, networking and integration services are currently underway. There can, however, be no assurance that the Company will be successful in eliminating these unabsorbed service costs.

In accordance with FAS 121, the Company reserved $120,000 for impairment of a long-lived asset. This reserve was established to provide for certain leasehold improvements which will not be utilized as intended.

Internet access costs for the Company from its investment in WEBAccess, the Company's internet subsidiary, increased $310,000 or 62.9% to $803,000 in fiscal 1997 from $493,000 in fiscal 1996. Sales of internet services rose 311% to $300,000 over fiscal 1996. As a percentage of net sales, internet access costs increased to 3.1% in fiscal 1997 from 2.8% in fiscal 1996.

SALES AND MARKETING EXPENSES. Sales and marketing expenses decreased $91,000 or 3.8% to $2.3 million in fiscal 1997 from $2.4 million in fiscal 1996, primarily as a result of less advertising and wage expenses. With this decrease in Sales and Marketing expense, the Company increased its revenues 26.3% over 1996. As a percentage of net sales, selling and marketing expenses decreased to 9.1% in fiscal 1997 from 11.9% in fiscal 1996. The Company is continuing to reduce expenses in the Sales and Marketing area, including expenses associated with certain unprofitable Business Centers. The Company has been successful in negotiating out of one of its leases in the Denver Tech Center location and is working to eliminate other lease and depreciation expenses related to Sales & Marketing. There can, however, be no assurance that the Company will be successful in further reducing Sales and Marketing related expenses.

Mid 1997, Management began cost cutting programs designed to flatten the organizational structure of the Sales and Marketing department and to refocus the Company's Sales and Marketing efforts on the Company's traditional markets. The results of these programs are evident in a decline in Sales and Marketing expenses from the 4th quarter of 1996 to the 4th quarter of 1997. As compared to the 4th quarter in 1996, Sales and Marketing wages were down 71.2% from $472,642 to $136,078, and Advertising and Promotion expenses were down 51.4% from $356,859 to $173,416. Prior to Management's restructuring, the Company had invested in expanding into the Corporate marketplace and in growing the Company's Professional Services Organization. The Company was unsuccessful in obtaining sufficient market share in that market at margins acceptable to the Company and began eliminating the associated expenses in mid 1997.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $352,000, or 22.8% to $1.9 million in fiscal 1997 from $1.5 million in fiscal 1996. Wage expense held constant while professional fees, cash discounts and telephone expenses accounted for a majority of the increase. As a percentage of net sales, general and administrative expenses decreased to 7.4% in fiscal 1997 from 7.6% in fiscal 1996.

OPERATING LOSS. Operating loss increased $3.2 million or 350% to $4.5 million in fiscal 1997 from $1.3 million in fiscal 1996 primarily as a result of tighter margins and additional overhead costs including inventory adjustment expenses and increased sales and marketing spending. As a percentage of net sales, operational losses increased to 17.6% in fiscal 1997 from 6.4% in fiscal 1996. Management has been working since mid 1997 to improve margins, cut costs, and to restructure the Company's Sales and Marketing efforts on the Company's traditional markets and products (see discussions above). There can, however, be no assurance that the Company will be successful in returning the Company to a state of profitability.

A significant portion of the Company's losses occurred during the 4th quarter as the result of were significantly lower than projected sales which resulted in a net loss of approximately $2M for the quarter. Management believes that this is largely the result of the Company's restructuring activities. 4th quarter sales of personal computers have typically come from retail and SOHO clients. The Company has identified these market segments as being unprofitable and has discontinued investments in these markets. State of Colorado buying has historically been flat 4th quarter, and the Company's Federal bid team, which was launched during this restructuring period, experiences buy cycles of 6 - 12 months. Because of this ramp up period, only one Federal contract was awarded to the Company during the 4th quarter. As a result, revenues for 4th quarter were just under $3.4M and at very low margin. Although disappointed with the results of 4th quarter, Management believes that its decision to cut costs and refocus its Sales and Marketing efforts for 1998 better position the Company going forward. The Company is currently bidding on multiple significant State and Federal contracts which are due to be awarded 4th quarter, 1998. There can, however be no assurance that the Company will be awarded any or all of these 4th quarter contracts or that the Company's redirected Sales and Marketing effort will be successful in meeting sales projections.

INTEREST EXPENSE. Interest expense increased $286,000 or 26.3% to $461,000 in fiscal 1997 from $125,000 in fiscal 1996. The increase in interest expense was primarily due to increased borrowing due to working capital constraints. The Company's new operating loan agreement effective October 1997 had interest rates from approximately 14% to 18%.

NET LOSS. Net loss increased $3.6 million to $4.9 million in fiscal 1997 from $1.3 million in fiscal 1996. The increase in net loss resulted primarily from the gross profit decline and additional interest expense. As a percentage of net sales, the net loss increased to 19.3% in fiscal 1997 from 6.6% in fiscal 1996.

SUMMARY. Management is disappointed with the results of 1997 and with the results of its expansion efforts. Management has taken proactive steps to control costs and to focus the Company's Sales and Marketing activities in an effort to return the Company to a state of operational profitability. Significant savings, particularly in the areas of wages, are already evident. At present the Company has been awarded several contracts for 1998, including contracts with NASA, the US Air Force Academy, and the US Naval Academy. Additionally, the Company has submitted proposals for additional contracts which have not yet been awarded.. The Company is pursuing the elimination of certain other expenditures and is working to leverage its existing customer base and other potential customers of similar profile. There can, however, be no assurance that Management will be successful in returning the Company to a state of operational profitability.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's losses in 1997 have impaired working capital by $2,599,000 as the Company's working capital balance from December 31, 1996 of $1,241,000 has gone to a deficit of $1,558,000 at December 31, 1997. Current year net losses have caused liquidity problems and may impact the Company's future operations. The Company is pursuing additional cash generating strategies, which include cutting losses, liquidation of certain Company assets, and near term equity infusions. There can, however, be no assurance that the Company will be successful in any of these strategies.

The Company completed an equity infusion for $1,500,000 in November 1997 (Preferred Series B) and converted $900,000 of accounts payable to equity (Preferred Series A) in October 1997.

The Company has been in negotiations with various parties to provide an equity infusion for approximately $2 million and received a letter of intent to fund from a prospective investor. Additionally, the Company is also contemplating the sale of its internet subsidiary.

The Company's current assets were $4,165,000 on December 31, 1997 and decreased by $2,703,000 during the year ended December 31, 1997. The Company's current liabilities increased slightly from $5,627,000 on December 31, 1996 to $5,723,000 on December 31, 1997. The Company's accounts payable balance increased approximately $1,200,000 while current debt maturities and accrued liabilities decreased by $1,296,000 principally from less borrowing.

The Company's property and equipment increased by $765,000 for the year ended December 31, 1997. Depreciation and amortization expense for the period was $614,000 compared with $274,000 for the comparable prior year period.

As of December 31, 1997, the Company's principal sources of liquidity were its cash, accounts receivable of $1,377,000 and inventories of $2,404,000. Efforts are continuing to decrease `days sales outstanding' (DSO) and inventory levels to increase cash. At March 31, 1998 the Company has reduced accounts receivable and inventory by $960,000. There can be no assurance the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable.

The Company continues to reduce its manufacturing overhead, as well as sales, general and administrative expenses. There can, however, be no assurance that the Company can generate profits, and management may require other actions. Management, however, believes that the actions taken to reduce overhead and the additional bid efforts will increase revenues and efforts to raise additional capital will enable the Company to continue operations through 1998.

As of May 31, 1998, the Company had a sales backlog of approximately $850,000. These sales are at margins acceptable to the Company, and the Company continues to pursue additional sales for 1998 through its increased bid efforts. The Company was recently awarded the annual contracts to provide computers to the incoming freshman at the U.S. Air Force Academy and the U.S. Naval Academy. These contracts are estimated to be worth $4 million dollars in revenue. Also, NASA has awarded the Company a contract worth $1.3 million.

Disclosure Regarding Forward-Looking Statements
This report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this report, including, without limitation, statements under "Business and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations are forward-looking statements and the assumptions upon which such forward-looking statements are based are believed to be reasonable. The Company can give no assurance that such expectations and assumptions will prove to be correct. Additionally, any statements contained in this report regarding forward-looking statements are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. Such things may cause actual results, performance, achievements or expectations to differ materially form the anticipated results, performance, achievements or expectations. Factors that may affect such forward-looking statements include, but are not limited to: the Company's ability to generate additional capital to fund operating activities; risks inherent in production; competition; government regulation; environmental matters; and other matters beyond the Company's control. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf subsequent to the date of this report are expressly qualified in their entirety by this disclosure.

Year 2000 Issue
The Company has begun to address possible remedial efforts in connection with computer software that could be affected by the Year 2000 problem. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company has been informed by the suppliers of substantially all of the Company's software that all of those suppliers' software that is used by the Company is Year 2000 compliant. After reasonable investigation, the Company has not yet identified any Year 2000 problems but will continue to monitor the issue. However, there can be no assurance that Year 2000 problems will not occur with respect to the Company's computer systems. The Year 2000 problem may impact other entities with which the Company transacts business and the Company cannot predict the effect of the Year 2000 problem on such entities.

Item 7.  FINANCIAL STATEMENTS

         See the financial statements attached to this report.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

             Name              Age                      Position

     Wiley E. Prentice, Jr.     34        President,  Chief Executive  Officer
                                          and a Director
     Cynthia E. Koehler         33        Executive Vice President,  Secretary
                                          and a Director
     Daniel T. Radford          46        Vice  President  of  Finance - Chief
                                          Financial Officer
     J. Roger Moody             64        Director
     Collis Woodward            52        Director

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

         Daniel T. Radford has been the Company's Vice President of Finance and Chief Financial Officer since June 1997. From 1994 through 1997 Mr. Radford served as chief financial officer of Brite-Line Industries, Inc., a manufacturer of highway marking products. From 1992 to 1993 Mr. Radford was chief financial officer of Waveframe Corporation, a digital sound recording equipment manufacturer. Prior to that, Mr. Radford served for four years at MiniScribe/Maxtor in various positions including Group CFO, Orient CFO, and Director of Treasury and Finance Systems. Mr. Radford obtained a Master of Business Administration from Chapman College, Syracuse, New York in 1988, and a Bachelor of Science in Business Administration from Syracuse University, Syracuse, New York, He earned his CPA and CMA from the State of New York

         J. Roger Moody has been a director of the Company since July 1995. Mr. Moody has been an independent business consultant since 1994 providing advice in the areas of marketing and operations to development stage companies. From 1991 to 1994, Mr. Moody served as president, chief executive officer and a director of Data Switch Corp., a publicly traded manufacturer of computer products. From 1986 to 1991, Mr. Moody served as president, chief executive officer and a director of Coordination Technology, Inc., Trumbull, Connecticut, a software development and marketing company. From 1985 to 1986, he was president, chief executive officer and a director of InfoCenter Software, Inc., New Paltz, New York, a software development and marketing company. From 1983 to 1984, he was president, chief executive officer and a director of U.S. Satellite Systems, Inc., New York, New York, a satellite design and production company. From 1981 to 1983, he was a vice president of CBS and between 1974 to 1981, a vice president of AT&T. From 1959 to 1972, he held various sales and management positions with IBM. Mr. Moody received his Bachelor of Science degree in electrical engineering from Columbia University in 1958 and his Master of Business Administration degree from the University of Michigan in 1959.

    Collis R. Woodward has been a director of the Company since February of 1998. Since 1991 Mr. Woodward has been the managing director for Westerly Partners, an investment firm. In this capacity Mr. Woodward is responsible for fund management, business development and operations. Prior to that, Mr. Woodward was the Chief Executive Officer of UVP, Inc., a manufacturer of ultraviolet light products, for three years. Prior to his association with UVP, Inc. Mr. Woodward was the Chief Operating Officer and Chief Financial Officer of Gish Biomedical for seven years. He began his career with Ernst and Young where he planned and managed a wide range of consulting services for seven years. Mr. Woodward earned his Backelor of Science degrees in Electrical Engineering and Accounting at UCLA and is a non practicing CPA.

Item 10. EXECUTIVE COMPENSATION

           The following table sets forth the annual and long-term compensation for services in all capacities to the Company for the three years ended December 31, 1997 of Wiley E. Prentice, Jr., the President and Chief Executive Officer of the Company (the "Named Officer"), and any other officers of the Company who received annual salary and bonus exceeding $100,000 during such three-year period.


Name and              Annual compensation         All Other
 Position             Year    Salary     Bonus   Compensation(1)
Wiley E. Prentice, Jr.1997    $66,495    -0-            $ --
President and Chief   1996    $71,910    -0-            $ --
Executive Officer     1995    $44,263    -0-            $ --

(1) Excludes personal use of a Company-furnished automobile valued at less than $l,000 and car allowance of $l,800.

         During the period covered by the above table, no shares of restricted stock were issued as compensation for services to the person listed in the table. As of December 31, 1997, the number of shares of the Company's restricted common stock, owned by the officer included in the table, and the value of such shares at such date, based upon the market price of the Company's common stock were:

Name                              Shares                        Value

Wiley E. Prentice, Jr.          1,060,000                    $2,650,000

         Dividends may be paid on shares of restricted stock owned by the Company's officers and directors, although the Company has no plans to pay dividends. The Company has issued a Series A Preferred Stock series which prohibits the payment of dividends on common stock.

         No employee of the Company receives any additional compensation for his or her services as a director. Non-management directors receive a retainer of $500 per month plus $1,000 per meeting attended. Additionally, each of the non-management directors received a grant of 10,000 options exercisable at $2.00 per share which vest 25% on grant and 25% following each year of service. The Company has also agreed to grant each of the non-management directors options to acquire 10,000 shares of the Company's Common Stock on the first anniversary of service and options to acquire 10,000 shares of Common Stock on the second anniversary of service. These options will be granted at market value and will vest at the rate of 25% per year. The Board of Directors has also authorized payment of reasonable travel or other out-of-pocket expenses incurred by non-management directors in attending meetings of the Board of Directors.

         The Company has no retirement, pension or profit sharing program for the benefit of its directors, officers or other employees, but the Board of Directors may recommend one or more such programs for adoption in the future.

         Employment Agreements. The Company has entered into employment agreements with Mr. Prentice and Ms. Koehler. Each agreement requires that the executive devote their full business time to the Company, and may be terminated by the Company for "cause" (as defined in the agreements). The Company has also entered into agreements with Mr. Prentice and Ms. Koehler which prohibit the executive from directly competing with the Company for one year within a 50 mile radius of Fort Collins, Colorado following termination of the agreement. Pursuant to their employment agreements, Mr. Prentice and Ms. Koehler were to receive annual salaries of $80,000 and $60,000, respectively, with scheduled minimum increases of 5% annually. Both officers elected to go unpaid during the last 2 months of 1997. Both officers may also receive such bonuses or compensation as may be awarded by the Board of Directors. The employment agreement with Mr. Prentice extends through March 2000 and the employment agreement with Ms. Koehler extends through March 1998, subject to the right on the part of either the Company or the executive to terminate the employment agreement at any time upon 30 days written notice.

Stock Option and Bonus Plans

         The Company has an Incentive Stock Option Plan, a Non-Qualified Stock Option Plan and a Stock Bonus Plan. A summary description of these Plans follows. In some cases these Plans are collectively referred to as the "Plans".

         Incentive Stock Option Plan. The Incentive Stock Option Plan authorizes the issuance of up to 600,000 shares of the Company's Common Stock to persons that exercise options granted pursuant to the Plan. Only Company employees may be granted options pursuant to the Incentive Stock Option Plan.

         To be classified as incentive stock options under the Internal Revenue Code, options granted pursuant to the Plans must be exercised prior to the following dates:

         (a) The expiration of three months after the date on which an option holder's employment by the Company is terminated (except if such termination is due to the death or permanent and total disability);

         (b) The expiration of 12 months after the date on which an option holder's employment by the Company is terminated, if such termination is due to the Employee's permanent and total disability;

         (c) In the event of an option holder's death while in the employ of the Company, his executors or administrators may exercise, within three months following the date of his death, the option as to any of the shares not previously exercised;

         The total fair market value of the shares of Common Stock (determined at the time of the grant of the option) for which any employee may be granted options which are first exercisable in any calendar year may not exceed $100,000.

         Options may not be exercised until one year following the date of grant. Options granted to an employee then owning more than 10% of the Common Stock of the Company may not be exercisable by its terms after five years from the date of the grant. Any other option granted pursuant to the Plan may not be exercisable by its terms after ten years from the date of grant.

         The purchase price per share of Common Stock purchasable under an option is determined by the Committee but cannot be less than the fair market value of the Common Stock on the date of the grant of the option (or 110% of the fair market value in the case of a person owning more than 10% of the Company's outstanding shares).

         Non-Qualified Stock Option Plan. The Non-Qualified Stock Option Plan collectively authorizes the issuance of up to 600,000 shares of the Company's Common Stock to persons that exercise options granted pursuant to the Plans. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plans, provided however that bona fide services must be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by the Committee but cannot be less than the market price of the Company's Common Stock on the date the option is granted.

         Stock Bonus Plan. Up to 200,000 shares of Common Stock may be granted under the Stock Bonus Plan. Such shares may consist, in whole or in part, of authorized but unissued shares, or treasury shares. Under the Stock Bonus Plan, the Company's employees, directors, officers consultants and advisors are eligible to receive a grant of the Company's shares, provided however that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

         Other Information Regarding the Plans. The Plans are administered by the Company's Compensation Committee ("the Committee"), each member of which is a director of the Company. The members of the Committee were selected by the Company's Board of Directors and serve for a one-year tenure and until their successors are elected. A member of the Committee may be removed at any time by action of the Board of Directors. Any vacancies which may occur on the Committee will be filled by the Board of Directors. The Committee is vested with the authority to interpret the provisions of the Plans and supervise the administration of the Plans. In addition, the Committee is empowered to select those persons to whom shares or options are to be granted, to determine the number of shares subject to each grant of a stock bonus or an option and to determine when, and upon what conditions, shares or options granted under the Plans will vest or otherwise be subject to forfeiture and cancellation.

         In the discretion of the Committee, any option granted pursuant to the Plans may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. The Committee may also accelerate the date upon which any option (or any part of any options) is first exercisable. Any shares issued pursuant to the Stock Bonus Plan and any options granted pursuant to the Incentive Stock Option Plan or the Non-Qualified Stock Option Plan will be forfeited if the "vesting" schedule established by the Committee administering the Plan at the time of the grant is not met. For this purpose, vesting means the period during which the employee must remain an employee of the Company or the period of time a non-employee must provide services to the Company. At the time an employee ceases working for the Company (or at the time a non-employee ceases to perform services for the Company), any shares or options not fully vested will be forfeited and cancelled. At the discretion of the Committee payment for the shares of Common Stock underlying options may be paid through the delivery of shares of the Company's Common Stock having an aggregate fair market value equal to the option price, provided such shares have been owned by the option holder for at least one year prior to such exercise. A combination of cash and shares of Common Stock may also be permitted at the discretion of the Committee.

         Options are generally non-transferable except upon death of the option holder. Shares issued pursuant to the Stock Bonus Plan will generally not be transferable until the person receiving the shares satisfies the vesting requirements imposed by the Committee when the shares were issued.

         The Board of Directors of the Company may at any time, and from time to time, amend, terminate, or suspend one or more of the Plans in any manner they deem appropriate, provided that such amendment, termination or suspension will not adversely affect rights or obligations with respect to shares or options previously granted. The Board of Directors may not, without shareholder approval: make any amendment which would materially modify the eligibility requirements for the Plans; increase or decrease the total number of shares of Common Stock which may be issued pursuant to the Plans except in the case of a reclassification of the Company's capital stock or a consolidation or merger of the Company; reduce the minimum option price per share; extend the period for granting options; or materially increase in any other way the benefits accruing to employees who are eligible to participate in the Plans.

         Summary. The following sets forth certain information, as of March 31, 1998, concerning the stock options and stock bonuses granted by the Company. Each option represents the right to purchase one share of the Company's Common Stock.

                      Total         Shares         Shares        Remaining
                      Shares        Reserved for   Issued        Options/
                      Reserved      Outstanding    as Stock      Bonus Shares
Name of Plan          Under Plan    Options        Bonus         Under Plan

Incentive Stock
 Option Plan            600,000    328,500            --            232,784
Non-Qualified Stock
 Option Plan            600,000         --            --            600,000
Stock Option Plan       200,000        N/A            --            200,000

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of June 15, 1998, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, (ii) each of the Company's executive officers and directors, and (iii) all executive officers and directors as a group. Shares not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire them within 60 days are treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Each person has sole voting and sole investment power with respect to the shares shown except as noted.

                            Shares beneficially owned
Name and Address               Number       Percent

Wiley E. Prentice, Jr.        1,060,000 (1)    22%
2573 Midpoint Drive
Fort Collins, CO  80525

Cynthia E. Koehler              355,000 (1)   7.4%
2573 Midpoint Drive
Fort Collins, CO  80525
Daniel T. Radford                    --        --
2573 Midpoint Drive
Fort Collins, CO  80525

J. Roger Moody                  30,000 (2)      *
7319 East Black Rock Road
Scottsdale, AZ 85255

Collis R. Woodward                  --         --
1716 Cottonwood Point Drive
Fort Collins, Co. 80524

All directors and officers
 as a group (five persons)   1,445,000 (2)   30%


*    Less than one percent.

(1) Includes shares of Common Stock currently held in an escrow account and subject to release on or before December 31, 2002. For further information regarding the terms of such escrow, see the information set forth below.

(2) Includes options which currently allow for the purchase of 30,000 shares of the Company's Common Stock.

         In September 1995, Mr. Prentice and Ms. Koehler entered into an escrow agreement (the "Escrow Agreement") with U.S. Escrow Services, Inc., Denver, Colorado, pursuant to which 330,000 shares of Common Stock owned by Mr. Prentice and 110,000 shares of Common Stock owned by Ms. Koehler were deposited in an escrow account (the "Escrow Account"). In accordance with the terms of the Escrow Agreement 150,000 shares deposited by Mr. Prentice and 50,000 shares deposited by Ms. Koehler were released from escrow since the Company had earnings per share equal to or exceeding $.23 in the fiscal year ending December 31, 1995. The shares remaining in escrow will be returned by the escrow agent to Mr. Prentice and Ms. Koehler on December 31, 2002.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Between January 1, 1996 and December 31, 1997, the Company paid certain payroll and other expenses on behalf of MCTI, a partnership owned by Mr. Prentice and Ms. Koehler as well as made advances to these persons individually. As of December 31, 1997, these advances totaled approximately $98,000 and are shown on the Company's Balance Sheet at December 31, 1997 as Notes Receivable, Related Party. These advances bear interest at 9% per annum and are due on demand and are collateralized by shares of Company's stock owned by Mr. Prentice and Ms. Koehler.

         Mr.  Prentice  and  Ms.  Koehler  have   personally   guaranteed  the
Company's repayment of amounts advanced under the business loan agreement with Norwest Business Credit. Neither Mr. Prentice nor Ms. Koehler received any compensation from the Company for providing such personal guarantees. Mr. Prentice has also guaranteed certain of the Company's real property leases, for which he received no compensation.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
         The following is a complete list of Exhibits filed as part of this Report and which are incorporated herein.

Exhibit No.                                                            Page

3.1.1  Articles of Incorporation.                                        *
3.1.2  Amendment to Articles of Incorporation as filed on May 19, 1995   *
3.1.3  Amendment to Articles of Incorporation as filed on June 6, 1995   *
3.2.1  By-Laws.                                                          *
4.1    Form of specimen certificate for Common Stock of the Company.     *
4.2    Form of specimen certificate for Warrants of the Company.         *
4.5    Warrant Agreement between the Company and American Securities
       Transfer, Inc.                                                    *
10.1.1 Employment Agreement, dated April 1, 1995, by and between
       Wiley E. Prentice, Jr. and the Company.                           *
10.1.2 Employment Agreement, dated April 1, 1995, by and between
Cynthia E. Koehler and the Company.                                      *
10.2   1995 Incentive Stock Option Plan, adopted March 1, 1995,
       authorizing 600,000 shares of Common Stock for issuance upon
       exercise of options issued pursuant to the Plan.                  *
10.7   Retail Lease, dated May 29, 1992, by and between Clarmont
       Enterprises, Inc. and the Company.                                *
10.8   Retail Lease, dated August 13, 1990, by and between
       University Hill Plaza Partnership, Ltd. and the Company.          *
10.9   Lease Agreement, dated August 16, 1989, by and between
       G.B. Ventures and the Company, as amended by Lease
       Extension Agreement #1, dated September 15, 1994
       and Lease Addendum No. 2, dated July 7, 1995.                     *
10.10  Shopping Center Lease, dated August 13, 1991, by and
       between Colorado & Wesley Partners, Ltd. and the Company.         *
10.11  Shopping Center Lease, dated July 16, 1993, by and between
       Crow-Watson #8, a Texas limited partnership, and the Company.     *
10.12  Shopping Center Lease, dated September 14, 1992, by and between First Interstate Bank, N.A., as Trustee of Heron
       North America Property Trust, and the Company.                    *
10.13  Lease, dated July 8, 1991, by and between Westside
       Investment Company and the Company.                               *
10.24 Share Escrow Agreement. * 23.2 Consent of Hein + Associates LLP * Incorporated by reference to same exhibit filed with Company's Registration Statement on Form SB-2 (Commission File #33-95782-D).


Reports on Form 8-K

         During the quarter ending December 31, 1997 the following 8-K reports were filed:

         Report dated November 24, 1997 concerning the sale of the Company's Series B Preferred Stock.

 INDEX TO FINANCIAL STATEMENTS



                                                                           PAGE

Independent Auditor's Report................................................F-2

Consolidated Balance Sheet - December 31, 1997..............................F-3

Consolidated  Statements  of  Operations  - For the Years Ended  December 31,
 1997 and 1996..............................................................F-4

Consolidated  Statements of  Stockholders'  Equity - For the Years Ended
  December 31, 1997 and 1996................................................F-5

Consolidated  Statements  of Cash Flows - For the Years Ended December 31, 1997
and 1996....................................................................F-6

Notes to Consolidated Financial Statements..................................F-7

                           INDEPENDENT AUDITOR'S REPORT




Board of Directors
Applied Computer Technology, Inc.
Fort Collins, Colorado

We have audited the accompanying consolidated balance sheet of Applied Computer Technology, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Computer Technology, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As discussed in Note 2 to the financial statements, the Company has suffered substantial operating losses in 1996 and 1997 and the Company has a working capital deficit of $1,558,000 at December 31, 1997. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





HEIN + ASSOCIATES LLP

Denver, Colorado
April 3, 1998
                                      F-2

                APPLIED COMPUTER TECHNOLOGY, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEET
                                 DECEMBER 31, 1997



                        ASSETS
CURRENT ASSETS:
   Cash                                                              $24,000
   Receivables:
      Trade, less allowance for doubtful accounts of               1,377,000
      $55,000
      Other                                                           99,000
   Inventories                                                     2,404,000
   Prepaid expenses and other                                        261,000
                                                                  ----------
         Total current assets                                      4,165,000

PROPERTY AND EQUIPMENT, at cost, net                               1,852,000

OTHER ASSETS:
   Customer list, net of accumulated amortization of $34,000         116,000
   Notes receivable, related parties                                  98,000
   Deposits and other                                                276,000
                                                                  ----------
        Total other assets                                           490,000
                                                                  ----------
TOTAL ASSETS                                                      $6,507,000
                                                                  ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of obligations under capital leases           $172,000
   Current maturities of long-term debt                            1,108,000
   Accounts payable                                                3,952,000
   Accrued liabilities                                               491,000
                                                                   ---------
         Total current liabilities                                 5,723,000

LONG-TERM DEBT, less current maturities                               42,000

OBLIGATIONS UNDER CAPITAL LEASES, less current maturities            399,000

COMMITMENTS AND CONTINGENCIES (Notes 2 and 7)

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value; 5,000,000 shares authorized:

      Series A Preferred Shares, 1,000 shares
         authorized; 900 shares issued and outstanding
         (liquidation preference $919,000)                           900,000

      Class B Convertible Preferred Shares, 1,500 shares
         authorized; 1,500 shares issued and outstanding
         (liquidation preference $1,509,000)                       1,326,000

   Common stock, no par value; 25,000,000 shares
      authorized; 3,085,243 shares issued and outstanding          4,183,000

   Accumulated deficit                                            (6,066,000)
                                                                  -----------
         Total stockholders' equity                                  343,000
                                                                  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $6,507,000
                                                                  ===========
The accompanying notes are an integral part of these consolidated financial statements.

                APPLIED COMPUTER TECHNOLOGY, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        YEARS ENDED DECEMBER 31,
                                                            1997           1996
                                                        -----------   ---------

NET REVENUES                                            $25,555,000  $20,239,000

   Cost of goods sold                                    25,730,000  17,577,000

GROSS PROFIT (LOSS)                                        (175,000)  2,662,000
                                                         ----------  ----------
OPERATING EXPENSES:
   Marketing and selling                                  2,319,000   2,410,000
   General and administrative                             1,893,000   1,541,000
   Impairment of long-lived assets                          120,000      -
                                                          ---------   ---------
         Total operating expenses                         4,332,000   3,951,000
                                                          ---------   ---------

LOSS FROM OPERATIONS                                     (4,507,000) (1,289,000)

OTHER INCOME (EXPENSE):
   Other (expense) income                                    32,000     (53,000)

   Interest expense                                        (461,000)   (175,000)
                                                            --------   --------

LOSS BEFORE INCOME TAXES                                 (4,936,000) (1,517,000)

   Income tax benefit                                             -    (175,000)
                                                        -----------   ----------

NET LOSS                                                 (4,936,000) (1,342,000)

PREFERRED STOCK DIVIDENDS:
   Accrued                                                  (28,000)       -
   Imputed                                                 (229,000)       -
                                                           ---------   --------
         Net loss applicable to common stockholders     $(5,193,000)$(1,342,000)
                                                        ============ ===========
NET LOSS PER COMMON SHARE                                    $(1.69)   $ (.44)
                                                              ======    ======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                3,067,000   3,042,000
                                                          =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

               APPLIED COMPUTER TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                           RETAINED
                                           COMMON STOCK            PREFERRED STOCK         EARNINGS
                                        SHARES      AMOUNT         SHARES     AMOUNT       (DEFICIT)      TOTAL


BALANCES, January 1, 1996             3,040,000  $4,139,000           -        $-          $212,000     $4,351,000

   Exercise of options                   40,000      80,000           -         -                 -         80,000
   Surrender of shares                  (16,873)    (80,000)          -         -                 -        (80,000)
   Net loss                                   -           -           -         -        (1,342,000)    (1,342,000)
                                           -----      -----         -----     -----       ----------     ----------
BALANCES, December 31, 1996           3,063,127   4,139,000           -         -        (1,130,000)     3,009,000
   Exercise of stock options             22,116      44,000           -         -                 -         44,000
   Conversion of debt to equity            -          -             900      900,000              -        900,000
   Issuance of Series B Preferred stock    -          -           1,500    1,500,000              -      1,500,000
   Offering costs                          -          -               -     (174,000)             -       (174,000)
   Net loss                                -          -               -         -        (4,936,000)    (4,936,000)
                                           -----      -----        -----      -----        ----------   ----------
BALANCES, December 31, 1997           3,085,243  $4,183,000       2,400   $2,226,000    $(6,066,000)      $343,000
                                      =========  ==========       =====   ==========     ===========      ========

             The accompanying notes are an integral part of these consolidated financial statements.

                APPLIED COMPUTER TECHNOLOGY, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        FOR THE YEARS ENDED
                                                        DECEMBER 31,
                                                          1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                            $(4,936,000) $(1,342,000)
   Adjustments to reconcile net loss to
   net cash used in operating activities:
         Depreciation and amortization                     614,000      274,000
         Impairment of long-lived assets                   120,000            -
         Loss on disposal of assets                         10,000       68,000
         Provision for obsolete and slow-moving
         inventories                                     1,051,000            -
         Deferred income taxes                                   -      (22,000)
         Changes in operating assets and liabilities:
            Decrease (increase) in:
              Accounts receivable                          323,000     (364,000)
              Inventories                                  (74,000)  (1,809,000)
              Prepaid expenses and other                   126,000     (317,000)
              Income tax refund receivable                 280,000     (133,000)

            Increase (decrease) in:
              Accounts payable                           2,150,000    2,270,000
              Customer deposits                                  -      (53,000)
              Accrued liabilities and other                 95,000      143,000
                                                            ------      -------
         Net cash used in operating activities            (241,000)  (1,285,000)
                                                           --------   ----------

CASH FLOWS FROM INVESTING ACTIVITY -
   Property and equipment acquisitions                    (276,000)  (1,159,000)
                                                          --------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of Class B Preferred Stock     1,370,000            -
   Principal payments under notes payable               (7,595,000)  (5,697,000)
   Borrowings under notes payable                        6,199,000    7,602,000
   Principal payments under capital leases                (143,000)     (28,000)
   Offering costs                                          (44,000)           -
   Net proceeds from exercise of common stock options       44,000            -
                                                            ------      -------
         Net cash provided by financing activities        (169,000)   1,877,000
                                                           --------    ---------

NET DECREASE IN CASH AND EQUIVALENTS                      (686,000)    (567,000)

CASH AND EQUIVALENTS, at beginning of year                 710,000    1,277,000
                                                          ----------

CASH AND EQUIVALENTS, at end of year                       $24,000     $710,000
                                                           =======     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
   Cash paid (received) for:
      Interest                                            $461,000     $150,000
                                                          ========     ========

      Income taxes                                       $(280,000)    $(25,000)
                                                          =========     ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INVESTING AND
  FINANCIAL ACTIVITIES:
   Purchase of equipment for notes and capital leases     $489,000     $253,000
                                                          ========     ========

   Issuance of Series A Preferred Stock for cancellation
   of trade payables                                      $900,000    $      -
                                                          ========    =========


   Issuance of common stock under option for common
   stock surrendered                                       $-           $80,000
                                                           ======      =======


The accompanying notes are an integral part of these consolidated financial statements.

              APPLIED COMPUTER TECHNOLOGY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

     The Company's financial statements are based on a number of significant estimates including the allowance for obsolete and slow-moving inventories, the allowance for doubtful accounts receivable, assumptions affecting the fair value of stock options and warrants, selection of the useful lives of property and equipment, and estimates of fair value of long-lived assets. Accordingly, the Company's estimates are expected to change as future information becomes available. Due to the nature of the computer industry, it is reasonably possible that the allowance for obsolete and slow-moving inventories will materially change in the forthcoming year.

     Cash Equivalents - The Company considers all highly liquid debt investments purchased with an original maturity of three months or less to be cash equivalents.

     Inventories - Inventories consist principally of component parts and are recorded at the lower of cost (using the first-in, first-out (FIFO) method) or market. Inventories, net of obsolescence reserve, consist of the following at December 31:


           Computer components, peripherals and                  $2,243,000
           software
           Completed computer systems                               161,000
                                                                  ----------
                                                                 $2,404,000
                                                                 ===========
     Property and Equipment - Property and equipment is stated at cost. The Company capitalizes costs associated with major improvements. During 1996, the Company capitalized payroll costs associated with software developed for internal communication and information systems and to provide Internet access to its customers.

     The Company provides for depreciation of equipment using the straight-line method over the estimated useful lives of the assets which are generally five years for computer and promotion equipment and vehicles, and seven years for office equipment. Leasehold improvements are amortized over the life of the leases.

     Customer List - These costs primarily represent the acquisition in December 1996 from third parties of certain customer bases. These customers are utilizing the Company's Internet access services. The cost of these acquisitions is being amortized over five years using the straight-line method. Amortization expense for the year ended December 31, 1997 amounted to $34,000.

     Impairment of Long-Lived Assets - The Company performs an assessment for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If the net carrying value exceeds estimated undiscounted future net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value.

     Fair Value of Financial Instruments - The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. At December 31, 1997, management's best estimate is that the carrying amount of all financial instruments approximates fair value.

     Stock-Based Compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's common stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the stock.

     In October 1995, the Financial Accounting Standards Board issued a new statement titled Accounting for Stock-Based Compensation (FAS 123). FAS 123 requires that options, warrants, and similar instruments which are granted to non-employees for goods and services be recorded at fair value on the grant date. Fair value is generally determined under an option pricing model using the criteria set forth in FAS 123. The Company did not adopt FAS 123 to account for stock-based compensation for employees but is subject to the pro forma disclosure requirements.

     Revenue Recognition - The Company recognizes revenues from product and system sales upon shipment to the customer. Revenue from service agreements are recognized ratably over the terms of the agreements. Revenue from performance contracts are recognized on the completed contract method.

     Warranty - The Company provides a warranty to its customers and the expected costs are accrued at the time of sale.

     Advertising - Advertising costs are charged to operations in the period in which the advertising first takes place. The Company incurred advertising expenses of $180,000 and $494,000 in 1997 and 1996, respectively.

     Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on previously recorded deferred tax assets and liabilities resulting from a change in tax rates is recognized in earnings in the period in which the change is enacted.

     Earnings Per Share - Net loss per common share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128). FAS 128 replaces the presentation of primary and fully diluted earnings per share (EPS), with a presentation of basic EPS and diluted EPS. Under FAS 128, basic EPS excludes dilution for potential common shares and is computed by dividing income or loss applicable common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Basic and diluted EPS are the same in 1997 and 1996 as all potential common shares were antidilutive.

     Impact of Recently Issued Accounting Standards - Statement of Financial Accounting Standards 130 Reporting Comprehensive Income and Statement of Financial Accounting Standards 131 Disclosures About Segments of an Enterprise and Related Information were recently issued. Statement 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Statement 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. Statement 131 supersedes Statement of Financial Accounting Standards 14 Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. Statement 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decisionmaker in deciding how to allocate resources and in assessing performance.

     Statements 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on the future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

     Reclassifications - Certain reclassifications have been made to conform the
     1996   financial    statements   to   the   presentation   in   1997.   The
     reclassifications had no effect on net loss.

2    LIQUIDITY AND LOSSES INCURRED IN OPERATIONS:

The accompanying consolidated financial statements have been prepared on the going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses of $1,342,000 and $4,936,000 in 1996 and 1997, respectively, and expects to incur additional losses in the first quarter of 1998. These losses have adversely impacted the Company's working capital. At December 31, 1997, the Company has a working capital deficit of $1,558,000 and $343,000 of stockholders' equity. Should losses continue, they would cause significant liquidity problems and may ultimately impact the Company's ability to continue future operations.

Subsequent to December 31, 1997, the Company has taken action to decrease its overhead and has been successful in obtaining additional contracts for future sales. In addition, management believes that certain start-up costs associated with opening new stores, and establishing the infrastructure for Internet provider services incurred in 1996 and 1997 should result in increased related revenues in 1998. However, there can be no assurance that these efforts will ultimately enable the Company to return to profitability, and other actions may be required by management. However, management believes the actions taken to reduce overhead and increase revenues will enable the Company to continue operations through 1998.


3 PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following at December 31, 1997:

           Office and computer equipment            $2,420,000
           Vehicles                                    156,000
           Leasehold improvements                      334,000
           Other                                         9,000
                                                    ----------
                                                     2,919,000
           Less accumulated depreciation and
           amortization                             (1,067,000)
                                                    ----------
                                                    $1,852,000
                                                    ==========
     Depreciation and amortization expense related to property and equipment amounted to $580,000 and $274,000 for the years ended December 31, 1997 and 1996, respectively.

4    NOTES PAYABLE:

     The Company has the following notes payable outstanding at December 31, 1997:

      Note payable to vendor,  bears  interest at 9% and is due on demand.  The note is collateralized by accounts  receivable,
      inventory,   and   equipment.   The   note   is   personally
      guaranteed by a director and major stockholder.                 $500,000

      Notes  payable to financial  institution  related to initial payment of accounts  receivable  sold with  recourse,  bears interest at an  effective  rate of 18% and is due on demand.
      Note is  collateralized  by substantially  all assets of the
      Company.  The  amounts  due  are  personally  guaranteed  by
      certain stockholders.                                            588,000

      Notes payable to financial institutions; interest at 9% to  10%.
      The notes are collateralized by vehicles.                          62,000
                                                                       --------
                                                                      1,150,000

      Less current maturities                                        (1,108,000)
                                                                     -----------
           Long-term debt, less current maturities                      $42,000
                                                                      ==========

     Future principal payments required under notes payable, as of December 31, 1997, are as follows:


            Year Ending
           December 31,
               1998                                                  $1,108,000
               1999                                                      22,000
               2000                                                      20,000
                                                                       ---------

                                                                     $1,150,000
                                                                    ============

5    OBLIGATIONS UNDER CAPITAL LEASES:

     The Company leases certain equipment under agreements classified as capital leases. Equipment under these leases has a cost of $726,000 and accumulated amortization of $135,000 at December 31, 1997. The following is a schedule of future minimum lease payments under capital leases at December 31, 1997.

                Future minimum lease payments                        $665,000
                Less amount representing interest                     (94,000)
                                                                     ---------
                Present value of net minimum lease                    571,000
                payments
                Less current maturities                              (172,000)
                                                                     ---------
                                                                     $399,000
                                                                     =========

6    INCOME TAXES:

     Income taxes consist of the following at December 31:


                                                     1997          1996
                                                  ---------      --------
           Current                                $      -      $(153,000)
           Deferred                                      -        (22,000)
                                                  --------       --------
           Income tax expense (benefit)           $      -      $(175,000)
                                                  ========      ==========

     The Company's effective tax benefit was less than the statutory rate for the years ended December 31, 1997 and 1996 due to an increase in the valuation allowance related to the realization of net operating loss carryforwards. This valuation allowance increased by $1,720,000 and $350,000 for the years ended December 31, 1997 and 1996, respectively.

     Deferred  tax  assets    are  comprised  of the  following  at
     December 31, 1997:

           Assets:
                Net operating loss carryforward            $1,980,000
                Reserve for obsolete inventory                 90,000
                Property and equipment                          4,000
                Deferred revenue and other                     40,000
                                                           ----------
                                                            2,114,000
            Valuation allowance                            (2,114,000)
                                                           ----------
            Balance                                        $        -
                                                           ==========
     At December 31, 1997, the Company has a net operating loss carryforward of approximately $5,300,000. This carryforward expires in 2010 through 2012.


7 COMMITMENTS AND CONTINGENCIES:

     SEC Investigation - In November 1996, the Securities and Exchange Commission (SEC) commenced a formal investigation of the Company. The Company understands this investigation relates primarily to the Company's capitalization of labor and related costs associated with enhancements to the Company's internal software systems, the development of software for the Company's Internet Access service, the development of the Company's new marketing program and the opening of new business centers. During 1996, the Company changed its accounting policy concerning these costs and elected to expense a substantial portion of the costs which had previously been capitalized by the Company in the areas mentioned above. The SEC's investigation is continuing, however, the Company does not believe the investigation will have a significant financial impact upon the Company's December 31, 1997 financial condition.

     Operating Leases - The Company leases office, production, warehouse, and retail facilities under various noncancellable lease agreements which expire through September 2007. The agreements generally provide for certain rent-free, or reduced rent periods and escalating rents in future periods. The Company, however, recognizes rent expense ratably over the terms of the leases. Rent expense for the years ended December 31, 1997 and 1996 was $426,000 and $253,000, respectively.

     At December 31, 1997, future minimum lease payments required under noncancellable operating leases are as follows:

              Year Ending
              December 31,
                1998                                                $538,000
                1999                                                 537,000
                2000                                                 524,000
                2001                                                 420,000
                2002                                                 263,000
                                                                     -------
                                                                  $2,282,000
                                                                ============


     Retirement Plan - The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all of the Company's employees and allows the Company to make discretionary contributions. No contributions have been made by the Company since the plan's inception.

     Contingencies - The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract incidental to the operations of its business. The Company is not currently involved in any such incidental litigation which it believes could have a materially adverse effect on its financial condition or results of operations.


8    PREFERRED STOCK:

     The Company has 5,000,000 shares of preferred stock authorized with no par value. During 1997, the Company authorized a Series of 1,000 Preferred Shares designated as Series A Preferred Shares. The Company also authorized a Series of 1,500 Preferred Shares designated as Class B Convertible shares.

     Series A Preferred Shares - Holders of Series A Preferred Shares (Series A) have no voting rights. Dividends on Series A are at 12% per annum payable quarterly commencing December 31, 1997. Dividends not declared will accrue on a cumulative basis.

     Shares of Series A are convertible into common stock at any time at the option of the holder, on the basis of one share of preferred stock for shares of Common Stock equal in number to the amount determined by dividing $1,000 by an amount equal to the average closing bid price of the Company's common stock over the five-day trading period ending on the day prior to the conversion, which may not be less than $2.50 or more than $4.25. Subsequent to year-end, the Company agreed to reduce the conversion range to not less than $1.00 or more than $3.00. If the fair value of the Company's common stock is greater than the conversion price the difference will be accounted for as an imputed dividend. This amount will be recognized as a charge in computing net loss applicable to common shareholders.

     In the event of liquidation, dissolution, or winding up of the Company, Series A holders are entitled to receive a liquidation preference of $1,000 per share plus all dividends in arrears. On November 4, 1997, the Company sold 900 shares of Series A Preferred Stock to a supplier of the Company for $900,000. Payment for the shares was made by the vendor canceling $900,000 of payables owed by the Company to the vendor. The remaining balance included in accounts payable to this vendor at December 31, 1997 amounts to approximately $1.1 million.

     Class B Convertible  Shares - Holders of Class B Convertible Shares (Series
     B) generally have no voting rights. Dividends on Series B are at 7%, payable quarterly in cash or shares of the Company's common stock, commencing on January 31, 1998.

     Shares of Series B are convertible into common stock at the option of the holder as follows: one-third of the shares 45 days after closing, one-third of the shares 60 days after closing, and one-third of the shares 90 days after closing. However, no more than 10% may be converted in any one calendar week.

     The conversion rate is one share of Series B for the shares of Common Stock equal to the stated value plus all accrued but unpaid dividends of such shares divided by the lessor of (1) 75% of the average closing bid price of the common stock during the period of five trading days immediately preceding the date of conversion or (2) $3.65. The difference between the fair value of the Company's common stock and the conversion price is accounted for as an imputed dividend. This amount is recognized as a charge in computing net loss applicable to common shareholders and is recognized during the period between issuance of the Series B and the initial date convertible.

     The Company may redeem the Series B in whole or in part if the 5-day average closing bid price for the Company's common stock is less than $3.00 per share by paying to the holder an amount equal to 115% of the liqiudation preference plus all accrued but unpaid dividends.

     In the event of liquidation, dissolution, or winding up of the Company, Series B holders are entitled to receive a liquidation preference of $1,000 per share plus accrued but unpaid dividends.

     On November 24, 1997, the Company sold 1,500 shares of Series B, plus 82,192 Common Stock Purchase Warrants, to a foreign investor for $1,500,000. In connection with this transaction, the Company put 3,000,000 shares of common stock in an escrow account. These shares of common stock may only be released from escrow to satisfy conversion of outstanding Series B Preferred shares. Accordingly, these shares are not reflected as issued and outstanding common shares in the accompanying financial statements. Through December 31, 1997, no shares of Series B had converted to common stock. Through April 3, 1998, 900 shares of Series B had converted to 810,045 shares of common stock. Each Warrant allows the holder to purchase one share of the Company's common stock for $4.02 at any time prior to November 21, 2000.

     In connection with the Company's sale of Series B Preferred Shares and Warrants, the sales agent for such offering, received an 8% commission plus warrants to purchase 41,096 shares of the Company's Common Stock. These warrants are exercisable at a price of $4.02 per share at any time prior to November 21, 2000.

     The Company recognized $229,000 of imputed dividends through December 31, 1997, and the Company will recognize additional imputed dividends of $215,000 during the first quarter of 1998.


9.   STOCK-BASED COMPENSATION:

     A summary of warrants outstanding at December 31, 1997 is as follows:

                                            Number of  Exercise     Expiration
             Issued For                     Shares      Price         Date
            -----------                    ----------  --------    ------------
           Private offering, underwriter    40,000      $4.55      October 2000
           Public offering, unit holders   575,000       4.50      October 1998
           Public offering, underwriter     60,000       4.55      October 2000
           Public offering, underwriter     50,000       4.83      October 2000
           Series B offering                82,192       4.02      November 2000
           Series B offering, selling agent 41,096       4.02      November 2000
                                            ------

           Total shares reserved for
           warrants                        848,288
                                           =======
     Stock Option Plans - During March 1995, the Board of Directors adopted the 1995 Incentive Stock Option Plan (Plan). The Plan authorizes the issuance of up to 600,000 shares of the Company's common stock to employees. Options granted pursuant to the plan are incentive stock options within the meaning of the Internal Revenue Code. The exercise price of the options granted under the plan is not less than the fair market value of the common stock. The options are granted for terms of five or ten years and may be increased at such times as may be determined by the Plan's administrator. Options are subject to certain acceleration and termination provisions.

     A summary of incentive stock option activity is as follows:

                                     1997                  1996
                                    ---------             -------
                                             Weighted              Weighted
                                             Average               Average
                                  Number    Exercise    Number    Exercise
                                 of Shares    Price    of Shares    Price

      Outstanding, beginning
      of year                     350,500   $ 4.54      212,500      $2.32

          Granted                 257,000     2.06      249,000       5.04
          Exercised               (22,116)    2.00      (40,000)      2.00
          Canceled               (221,000)    5.04      (71,000)      2.23
          Repriced                (63,000)    3.52            -         -
                                  -------              ---------
     Outstanding, end of year     301,384     2.14      350,500       4.54
                                  =======               =======

      During 1996, a former officer exercised 40,000 options. Pursuant to the Plan, the former officer surrendered shares with a market value equivalent to the exercise price.

For all options granted during 1997 and 1996, the weighted average market price of the Company's common stock on the grant date was approximately equal to the weighted average exercise price. At December 31, 1997, options for 115,259 shares were exercisable (at a weighted average exercise price of $2.23) with 85,325 shares becoming exercisable in 1998 and the remaining 100,800 shares becoming exercisable by December 31, 2000. If not previously exercised, options outstanding at December 31, 1997, will expire as follows:
                                                                   Weighted
                                                                   Average
                                                        Number    Exercise
       Year Ending December 31,                        of Shares    Price
              2000                                      20,000    $  2.00
              2001                                      20,000       4.62
              2005                                     104,675       2.00
              2006                                      83,709       2.00
              2007                                      73,000       2.00
                                                      --------
                                                       301,384       2.14
                                                      ========
                                      F-16

      Pro Forma Stock-Based Compensation Disclosures - The Company applies APB Opinion 25 and related interpretations in accounting for stock options and warrants which are granted to employees. Accordingly, no compensation cost has been recognized for grants of options and warrants to employees since the exercise prices were not less than the fair value of the Company's common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, the Company's net loss applicable to common stockholders and the related per share amounts would have been reduced to the pro forma amounts indicated below.

                                                       Year Ended December 31,
                                                         1997           1996
 Net income (loss) applicable to common stockholders:
          As reported                               $(5,193,000)   $(1,342,000)
          Pro forma                                 $(5,351,000)   $(1,795,000)
 Net income (loss) per common share:
          As reported                               $     (1.69)    $     (.44)
          Pro forma                                 $     (1.74)    $     (.59)

     The weighted average fair value of options granted to employees for the years ended December 31, 1997 and 1996, was $1.52 and $1.41, respectively. The fair value of each employee option and warrant granted in 1997 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                                         Year Ended December 31,
                                                              1997       1996

     Expected volatility                                     124.40%    50.84%
     Risk-free interest rate                                   5.9%      6.5%
     Expected dividends                                         -           -
     Expected terms (in years)                                 5.0       5.0


10.  RELATED PARTY TRANSACTIONS:

      During fiscal 1996, the Company provided services totaling $36,000 to a related party. As of December 31, 1997, the Company has notes receivable of $98,000 from its stockholders, which are collateralized by their common stock ownership. These notes bear interest at 8.5% and are due on demand.

11. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMER:

      Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and temporary cash investments. At times, cash balances held at financial institutions were in excess of FDIC insurance limits.

      The Company sells its products and services primarily to customers in the education, corporate, and governmental markets. Credit is extended based on an evaluation of the customer's financial condition and collateral is generally not required.

      Sales in excess of 10% or more of the Company's sales are as follows:


           Customer                                  1997       1996
           --------                                 --------   ------
               A                                      10%        15%
               B                                       -         10%
               C                                      17%        16%
               D                                      10%         -

     At December 31, 1997, the Company had trade receivables due from two customers for $191,000 and $177,000.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, therunto duly authorized.

                        APPLIED COMPUTER TECHNOLOGY, INC.


                            By: /s/Wiley E. Prentice
                                Wiley E. Prentice, Jr., President and
                                Chief Executive Officer


                             By: /s/ Daniel Radford
                                Daniel Radford, Principal Financial and
                                Accounting Officer


                               Date: June 15, 1998

         In accordance with the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                               Title                    Date

/s/Wiley E. Prentice           President, Chief Executive    June 15,  1998
---------------------
Wiley E. Prentice, Jr.         Officer and Director


/s/ Cynthia E. Koehler         Executive Vice President,     June 15,  1998
---------------------
Cynthia E. Koehler             Secretary and Director


/s/ J. Roger Moody             Director                      June 15, 1998
-----------------
J. Roger Moody

---------------            Director                      June 15, 1998
Collis Woodward