Form 10-Q
period 1998-06-30
APPLIED COMPUTER TECHNOLOGY INC
filed 1998-08-31
CIK 946244

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q
(Mark One)
      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 1998
                                       OR
      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of July 31, 1998 the Company had 4,800,102 shares of Common Stock, no par value, outstanding.


================================================================================

                        APPLIED COMPUTER TECHNOLOGY, INC.

                                   FORM 10-QSB

                                      INDEX
                                                                  Page Number

PART I.  FINANCIAL INFORMATION

      Item 1.           Financial Statements

                  Balance Sheets as of  June 30, 1998 and
                  December 31,1997                                      3

                  Statements of Operations for the Six Months Ended
                  June 30, 1998 and 1997                                4

                  Statements of Cash Flows for the Six Months
                  Ended June 30, 1998 and 1997                          5

                  Notes to the Financial Statements                     6

      Item 2            Management's Discussion and Analysis of
                  Financial Condition and Results of Operations        7-10

PART II.  OTHER INFORMATION

      Item 6            Exhibits and Reports on Form 8-K                11

               APPLIED COMPUTER TECHNOLOGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                   June 30, 1998 December 31,
1997

CURRENT ASSETS:
   Cash and equivalents                                 $1,000       $24,000
   Receivables:
      Trade, less allowance of $35,000 and $55,000   1,359,000     1,377,000
      Other                                             30,000        99,000
   Inventories                                       1,551,000     2,404,000
   Prepaid and Other expenses                          212,000       261,000
                                                      ---------      ----------
      Total Current Assets                           3,153,000     4,165,000
PROPERTY AND EQUIPMENT, at cost, net                 1,562,000     1,852,000
INTANGIBLE ASSETS, net                                 114,000       116,000
NOTES RECEIVABLE, related party                        104,000        98,000
OTHER ASSETS                                           262,000       276,000
                                                      ---------      ----------
TOTAL ASSETS                                        $5,195,000    $6,507,000
                                                      ==========   ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Current portion of obligations
       under capital leases                           $205,000      $172,000
      Current maturities of long-term debt             956,000     1,108,000
      Accounts payable                               4,493,000     3,952,000
      Accrued liabilities                              433,000       491,000
            Total Current Liabilities                6,087,000     5,723,000

LONG-TERM DEBT, less current maturities                 28,000        42,000
OBLIGATIONS UNDER CAPITAL LEASES, less
  current maturities                                   303,000       399,000
COMMITMENTS AND STOCKHOLDERS' EQUITY
Preferred stock - no par value; 5,000,000
shares authorized; Series A Preferred Shares,
1,000 shares authorized; 900 shares issued and
 "(liquidation preference $946,000)"                   900,000       900,000
Class B, convertible Preferred Shares, 1500 shares
 authorized, 1500 shares converted to common
 stock at May 31, 1998                                       0     1,326,000
Common stock, no par value; 25,000,000 shares authorized;
4,800,102 shares issued and outstanding at June 30, 1998
                                                     5,550,000     4,183,000
Accumulated deficit                                 (7,673,000)   (6,066,000)
                                                      -----------  -----------
Total Stockholders'
Equity                                              (1,223,000)      343,000
                                                     -----------   -----------
TOTAL LIAB. AND STOCKHOLDERS' EQUITY(DEFICIT)         $5,195,000   $6,507,000
                                                     ===========   ==========


    The accompanying notes are an integral part of this financial statement.


               APPLIED COMPUTER TECHNOLOGY, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Three Months Ended             Six Months Ended
                                             June 30,                     June 30,
                                         1998           1997          1998         1997
                                         ----           ----          ----         ----
                                                                                          >

NET REVENUES                          $2,044,000    $3,633,000   $3,978,000    $8,431,000

TOTAL COST OF GOODS SOLD:
   Cost of  Materials & Overhead       1,694,000     3,323,000    3,285,000     7,261,000
   Inventory Adjustment                    8,000       681,000        3,000       681,000
   Unabsorbed Services Cost                            694,000      854,000     1,193,000
                                  -------------      ----------    --------   -----------
                                         452,000
COST OF GOODS SOLD                     2,154,000     4,698,000    4,142,000     9,135,000
                                  ---  --------- --  --------- ------------     ---------

GROSS PROFIT (LOSS)                    (110,000)    (1,065,000)    (164,000)     (704,000)
                                  --------------     ----------  ----------     ----------

OPERATING EXPENSES:
       Marketing and selling             355,000       587,000      734,000     1,331,000
       General and administrative        321,000       491,000      645,000       876,000
                                         -------       -------      -------       -------

TOTAL OPERATING EXPENSES                 676,000     1,078,000    1,379,000     2,207,000
                                       ---------     ---------    ---------     ---------


LOSS FROM OPERATIONS                   (786,000)   (2,143,000)   (1,543,000)   (2,911,000)


OTHER INCOME (EXPENSE):
       Other income (expense)             12,000         1,000       17,000        23,000
       Interest expense                 (35,000)      (91,000)      (82,000)     (203,000)
                                  ----- -------- ---- -------- -----        -------------


LOSS BEFORE TAXES                      (809,000)    (2,233,000)  (1,608,000)   (3,092,000)
       Income tax expense
(benefit)                                      -             -            -             -
                                               -             -            -             -
NET LOSS                               (809,000)    (2,233,000)  (1,608,000)   (3,092,000)

PREFERRED STOCK DIVIDENDS:
       Accrued
                                               -   -               (40,000)             -
                                               -   -----------     --------             -
       Inputed
                                               -        -         (229,000)             -
                                               -        ------    ---------             -

Net Loss Applicable to                ($809,000)   ($2,233,000) ($1,877,000)  ($3,092,000)
                                  --------------   ----------- ------------  ------------
Common          Stockholders
NET LOSS PER COMMON SHARE           $        (.19)      $  (.73)      (.48)   $   (1.01)           $
                                    ============  ============  ===========   ===========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                            4,418,217     3,068,127    3,931,839     3,064,127
   The accompanying notes are an integral part of these financial statements.


               APPLIED COMPUTER TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Six Months Ended June 30,
                                                     1998               1997
                                                     ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  ($1,607,000)     $3,092,000)
Adjustments to reconcile net income
(loss) to net cash used in operating activities:
      Depreciation and amortization                    300,000         319,000
Increase (decrease) from changes in assets and liabilities:
      Accounts Receivable                               18,000         (45,000)
      Inventories                                      853,000         108,000
      Prepaid expenses and other current assets        148,000          91,000
      Income tax refund                                    -           148,000
      Accounts payable                                 541,000       2,340,000
      Accrued liabilities and other                    (57,000)         46,000
                                                     -----------        ------
Net cash provided by operating activities              196,000         (85,000)

CASH FLOWS FROM INVESTING ACTIVITY
      Property and equipment acquisitions               (8,000)       (745,000)
                                                       =======        =========
CASH FLOWS FROM FINANCING ACTIVITIES
      Net long-term borrowings                        (110,000)        279,000
      Net short-term borrowings                       (111,000)       (157,000)
      Obligations under capital leases                      -               -
      Net proceeds from the issuance
         of common stock and warrants                   40,000              -
      Net cash used in financing
         activities                                  $(181,000)      $ 122,000
                                                    =========         =======
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                  $    (7,000)      $(708,000)
CASH AND CASH EQUIVALENTS,
 at beginning of year                                   24,000         710,000
                                                      -------        ---------
CASH AND CASH EQUIVALENTS,
 at end of year                                         17,000           2,000
                                                   ----------            -----
SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash items:
      Purchase of equipment for notes
         and capital leases                              -           $ 777,000
                                                  --------------      ---------

Cash paid (received) for:
      Interest                                     $   82,000        $ 203,000
                                                   ==========         =========

    The accompanying notes are an integral part of this financial statement.

                       APPLIED COMPUTER TECHNOLOGY, INC.

                         NOTES TO FINANCIAL STATEMENTS
                         Six months ended June 30, 1998

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

      Dividends and Net Loss per Common Share. Net loss per common share is computed by dividing the net loss applicable to common stockholders (which includes accrued but unpaid preferred dividends) by the weighted average number of common shares outstanding during the year. All common stock equivalents have been excluded from the computations because their effect would be antidilutive.

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

      During the quarter ended June 30, 1998, 600 shares of Series B Preferred Stock were converted to 869,814 shares of common stock. During the quarter ended March 31, 1998, 900 shares of Series B Preferred Stock were converted to 810,045 shares of common stock. As of May 31, 1998 all Series B Preferred Stock had been converted.

      This report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this report, including, without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations are forward-looking statements and the assumptions upon which such forward-looking statements are based are believed to be reasonable. The Company can give no assurance that such expectations and assumptions will prove to be correct. Additionally, any statements contained in this report regarding forward-looking statements are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company and which may cause actual results or expectations to differ materially from the anticipated results or expectations. Factors that may affect such forward-looking statements include, but are not limited to: the Company's ability to generate additional capital to fund operating activities; risks inherent in production; competition; government regulation; and other matters beyond the Company's control. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf subsequent to the date of this report are expressly qualified in their entirety by this disclosure.

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

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
Comparison of Quarters ended June 30, 1998 and 1997

      The Company reported a net loss of $809,000 for the quarter ended June 30, 1998 compared to a net loss of $2,233,000 for the similar period in 1997.
Revenues declined by $1,589,000 or approximately 44% to $2,044,000 from $3,633,000 for the similar period in 1997. As was seen from quarter one 1998 sales volume remained soft but management expects quarter three sales volume to rebound to prior year levels.

      The Company generated a $350,000 or 17.13% gross profit on materials in 1998 as opposed to $310,000 or 8.53% in 1997. Although revenues were down from the same period in 1997, margins have improved before sales volume absorptions considerations. Gross margin dollars were, however, eroded by unabsorbed production and service costs of $252,000 and internet access costs of $200,000. These costs reflect an increase of $50,000 over quarter one 1998.

      The Company experienced a slight negative ($8000) inventory adjustment at the quarterly inventory count, this compared to the Company's significant inventory write downs during 2nd quarter 1998. Management implemented strict inventory procedures in mid 1997 and is encouraged by the accuracy of the inventory for 1998.

                                 1998           %             1997         %

Net Revenues            $2,044,000        100.00        $3,633,000      100.00

Cost of Materials      ($1,503,000)       (73.53)      ($3,111,000)     (85.63)
Absorbed Overhead     ($   191,000)      (  9.34)      ($  212,000)      (5.84)
                      -------------      --------      ------------    --------
Gross Profit              $350,000         17.13        $  310,000        8.53

Inventory Adjustments   $    8,000           .39      ($   681,000)    ( 18.74)
Unabsorbed  Costs       ($ 252,000)    (   12.33)     ($   520,000)    ( 14.31)
Internet Access Costs   ($ 200,000)    (    9.78)     ($   174,000)    (  4.79)
                        -------------    --------     -------------    --------
Adjusted Gross Profit
(Loss)                 ($  110,000)    (    5.38)    ($  1,065,000)     (29.31)

Unabsorbed overhead costs as a percentage of sales were 12.38% versus 14.31% from the prior year. Adjusted gross profit dollars after unabsorbed costs increased from approximately (29.31%) or ($1,065,000) in 1997 to (5.38)% or ($110,000) in 1998, due largely to insufficient revenues to generate the necessary gross profit dollars on sales to cover production related fixed expenses

      Whereas sales were soft during 2nd quarter, 1998, Management is highly encouraged by the decreased spending which occurred in 1998 as compared to the similar period in 1997. Sales and Marketing expenses decreased 39.5% to $355,000 from $587,000 during 2nd quarter, reflecting significant reductions in wage expenses as well as marketing expenses. These decreases are the results of expense reduction programs implemented by Management in mid 1997. Additionally, General and Administrative expenses decreased 29% to $321,000 as compared to $491,000 during the same period in 1997. These reductions were wage related, as well, as the Company streamlined its Information Systems, Customer Service, and Accounting and Finance operations as part of its cost reduction programs. Management continues to decrease non contributory expenses including expenses associated with the Company's Denver Tech Center facilities. The Company successfully terminated its lease in both of its DTC based facilities.

      The Company attributes the low 2nd quarter sales to changing conditions in the industry (see below) as well as to low seasonal buying by the State of Colorado and a 6 - 12 month bid cycle which is typical in the Federal market. The Company's Federal bid team was established in mid 1997 and has been actively bidding on large volume contracts. With the State fiscal year end on June 30, the Company anticipates increased volume during its 2nd quarter. The 4 major contracts to NASA, the US Air Force Academy, the US Naval Academy, and the US Army Academy orders approximate $10M in quarter three '98 revenues plus new orders from our state business. The Company on July 6, 1998 was awarded a $8M contract for computers form Colorado Springs School District 11 and it appears approximately $2M wil ship in Q3 1998.

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

      WEBAccess, the Company's Internet Services division increased its revenues 22%, posting revenues of $86,000 as compared to $70,000 during the similar period in 1997. Operating expenses increased 15% from to $200,000 as compared to $174,000 the prior year. The Company is contemplating the sale of this subsidiary later this year. There can, however, be no assurance that the Company will be successful in negotiating a favorable transaction.

Liquidity and Capital Resources

      The Company incurred a loss of $809,000 during 2nd quarter, 1998. Due in part to the foregoing, the Company's working capital decreased by $700,000. Continuing losses would cause significant liquidity problems and may ultimately impact the Company's ability to continue future operations. The Company did anticipate losses 2nd quarter, and Management believes that it has sufficient liquidity to sustain future operations.

      The Company's current assets were at $3,153,000 on June 30, 1998 down from $4,165,000 at December 31, 1997 as the Company has continued to decrease its assets including inventory. The Company's current liabilities increased from $5,723,000 on December 31, 1997 to $6,087,000 on June 30, 1998. The Company's
property and equipment increased by $8,000 during the six months ended June 30, 1998.

      As of June 30, 1998, the Company's principal sources of liquidity were its cash and accounts receivable of $1,359,000 and inventories of $1,551,000. The Company continues to pursue opportunities to raise approximately $2M in preferred stock to alleviate capital constraints. There can, however, be no assurance that the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable.

                           PART II. OTHER INFORMATION


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

            (a) There are no exhibits filed as a part of this report.

            (b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES


      Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        APPLIED COMPUTER TECHNOLOGY, INC.



                         /s/  Wiley E. Prentice Jr.
                         ------------------------------------------
                         Wiley E. Prentice, Jr.
                         President, CEO, and Chairman of the Board of Directors



                         /s/ Dan Radford
                        ---------------------------------------------
                        Dan Radford
                        Chief Financial Officer




Date: August 21, 1998